Form 10-Q
period 1996-03-31
CONVEST ENERGY CORP /TX/
filed 1996-05-14
CIK 868738

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-10652

                           CONVEST ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


            TEXAS                             76-0312028
  (State or jurisdiction of                (I.R.S. employer
incorporation or organization)          identification number)



2401 FOUNTAIN VIEW DRIVE, SUITE 700
        HOUSTON, TEXAS                            77057
(Address of principal executive offices)        (Zip Code)


                                (713) 780-1952
              Registrant's telephone number, including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        ------

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at May 10, 1996, was 10,412,722.

================================================================================

                           CONVEST ENERGY CORPORATION

                         Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1996

                                     INDEX


I.   FINANCIAL INFORMATION
     Item 1. Financial Statements of Convest Energy Corporation:
             Consolidated Balance Sheets..........................................   3
             Consolidated Statements of Operations................................   4
             Consolidated Statements of Stockholders' Equity......................   5
             Consolidated Statements of Cash Flows................................   6
             Notes to Consolidated Financial Statements...........................   7
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................  15


II.  OTHER INFORMATION
     Item 1. Legal Proceedings....................................................  20
     Item 6. Exhibits and Reports on Form 8-K.....................................  20
     Signature....................................................................  21

                           CONVEST ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                March 31,   December 31,
                                                                   1996         1995
                                                                ----------  -------------
                                                               (Unaudited)
      ASSETS
Current assets:
 Cash and cash equivalents                                       $    619       $    674
 Restricted cash                                                      333            333
 Accounts receivable:
    Oil and gas production - less allowance
     for doubtful accounts of $820                                  8,389          7,958
    Other                                                             504            252
 Other current assets                                               6,093          6,223
                                                                 --------       --------
    Total current assets                                           15,938         15,440
                                                                 --------       --------
Property and equipment:
 Oil and gas properties, successful efforts method                111,124        114,201
 Other                                                                372            364
 Less accumulated depreciation and depletion                      (50,678)       (50,225)
                                                                 --------       --------
                                                                   60,818         64,340
                                                                 --------       --------
Other noncurrent assets                                             2,474          2,177
                                                                 --------       --------
                                                                 $ 79,230       $ 81,957
                                                                 ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                            $  1,354       $  1,625
 Accounts payable:
    Oil and gas production                                          9,015          9,609
    Affiliates                                                        637            550
 Accrued liabilities and other                                      4,887          3,803
 Deferred revenue                                                   2,115          2,010
                                                                 --------       --------
    Total current liabilities                                      18,008         17,597
                                                                 --------       --------
Long-term liabilities:
 Long-term debt, net of current maturities                         12,824         17,553
 Deferred revenue                                                     615            691
 Other noncurrent liabilities                                      10,679         11,099
                                                                 --------       --------
                                                                   24,118         29,343
                                                                 --------       --------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par value; authorized 5 million shares;
   none issued or outstanding                                           -              -
 Common stock $.01 par value; 20,000,000 shares
  authorized, 10,412,722 issued at March 31, 1996 and
   December 31, 1995                                                  104            104
 Additional paid-in capital                                        47,798         47,798
 Retained earnings (deficit)                                      (10,798)       (12,885)
                                                                 --------       --------
                                                                   37,104         35,017
                                                                 --------       --------
                                                                 $ 79,230       $ 81,957
                                                                 ========       ========

         See accompanying notes to consolidated financial statements.

                           CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)


                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                     1996      1995
                                                  ---------  ---------
                                                      (Unaudited)
Revenues:
 Oil and gas sales                                 $11,159  $12,943
 Gas plant revenues                                    361      303
 Gain on asset sale                                    813        -
 Other, net                                            103       40
                                                   -------  -------
                                                    12,436   13,286
                                                   -------  -------
Expenses:
 Production:
   Lease operating expense                           3,961    4,352
   Gas plant operating expense                         123      121
   Production taxes                                    310      302
 Abandonment and exploration costs                      42      365
 General and administrative expenses                 1,239    1,153
 Interest expense                                      367      566
 Depreciation, depletion and amortization            4,138    5,195
                                                   -------  -------
                                                    10,180   12,054
                                                   -------  -------
Net income before elimination of preacquisition
  net loss and income taxes                          2,256    1,232

 Elimination of preacquisition
   net loss of predecessor                               -     (640)
                                                   -------  -------
Net income before income taxes                       2,256    1,872
Income tax provision                                   169        -
                                                   -------  -------
Net income                                         $ 2,087  $ 1,872
                                                   =======  =======
Net income per share (See Note 2)                    $0.20    $0.30
                                                   =======  =======
Weighted average common shares outstanding          10,413    6,185
                                                   =======  =======

         See accompanying notes to consolidated financial statements.

                           CONVEST ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (In Thousands)

                                  (Unaudited)


                                  Common      Common   Additional
                                  Shares      Stock,    Paid-In    Retained
                                Outstanding  $.01 par   Capital    Earnings    Total
                                -----------  --------  ----------  ---------  -------
Balance at December 31, 1995         10,412      $104     $47,798  $(12,885)  $35,017

Net income                                -         -           -     2,087     2,087
                                -----------  --------  ----------  --------   -------

Balance at March 31, 1996            10,412      $104     $47,798  $(10,798)  $37,104
                                ===========  ========  ==========  ========   =======


         See accompanying notes to consolidated financial statements.

                           CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                 1996     1995
                                                              ---------  ---------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $ 2,087   $ 1,872
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Depreciation, depletion and amortization                      4,138     3,528
    Gain on sale of oil and gas properties                         (813)        -
    Abandonment and exploration costs                                 -       346
    Increase in accounts receivable                                (411)   (4,450)
    Decrease in accounts payable and accrued liabilities           (476)   (1,853)
    Other                                                           180       (23)
                                                                -------   -------
       Net cash flow provided by (used in) operating
         activities                                               4,705      (580)
                                                                -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition, exploration and development of oil and
  gas properties                                                 (1,756)       85
 Proceeds from sales of oil and gas properties                    2,207         -
 Sale of investment in affiliates                                     -     7,351
 (Purchase) sale of short-term investments                         (203)   (1,219)
 Increase in other current and noncurrent assets                     (8)        -
                                                                -------   -------
       Net cash provided by investing activities                    240     6,217
                                                                -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                      (5,000)   (7,500)
 Distribution of certain assets and
   liabilities to affiliate                                           -      (431)
                                                                -------   -------
       Net cash used in financing activities                     (5,000)   (7,931)
                                                                -------   -------

Net decrease in cash and cash equivalents                           (55)   (2,294)
Cash and cash equivalents, beginning of period                    1,007     4,956
                                                                -------   -------
Cash and cash equivalents, end of period                        $   952   $ 2,662
                                                                =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                       $   419   $   568
                                                                =======   =======

 Cash paid during the period for taxes                          $   248   $     -
                                                                =======   =======

         See accompanying notes to consolidated financial statements.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BASIS OF PRESENTATION

  Convest Energy Corporation, a Texas corporation ("Convest" or the "Company"), is an independent oil and gas exploration and production company whose common stock is traded on the American Stock Exchange.

  On June 26, 1995, the Company acquired all of the outstanding capital stock of Edisto Exploration & Production Company ("Edisto E&P") from Edisto Resources Corporation ("Edisto") in exchange for 6,185,400 newly issued shares of Convest's common stock and $10,000 in cash. The newly issued shares of Convest common stock increased Edisto's interest in Convest from 31% to 72%. Upon closing of this transaction with Edisto (the "Edisto Transaction"), Convest's Board was restructured so that affiliates of Edisto constituted a majority of the directors.

  Since Edisto acquired control of Convest in the Edisto Transaction, the acquisition of Edisto E&P has been accounted for as a reverse acquisition with Edisto E&P being considered the acquiring entity. Accordingly, all future references to "Convest" or the "Company" will apply to Edisto E&P, and any references to "CEC" will apply solely to Convest Energy Corporation prior to the reverse acquisition. In accordance with the accounting rules for a reverse acquisition, the following should be noted when reviewing the consolidated financial statements of the Company presented herein:

    (i) The Consolidated Statement of Operations of the Company for the quarter ended March 31, 1995 sets forth the combined pro forma results of operations of Edisto E&P and CEC as if the Edisto Transaction had occurred on January 1, 1995, with the preacquisition net loss of CEC for such quarter being eliminated for purposes of determining net income.

    (ii) The Consolidated Statement of Cash Flows of the Company for the three months ended March 31, 1995 sets forth only the cash flows of Edisto E&P, and accordingly, is not comparable with the cash flows for the three months ended March 31, 1996, which includes the cash flows of both Edisto E&P and CEC.

  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Reference also is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

  The information presented in this Form 10-Q is unaudited, but in the opinion of management reflects all adjustments (all of which were normal and recurring) necessary to fairly present such information. Interim results are not necessarily indicative of a full year of operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION. All significant intercompany accounts and activities have been eliminated.

  RESTRICTED CASH. Restricted cash consists of $333,000 of certificates of deposit held by various financial institutions. The certificates of deposit are held in escrow as collateral for letters of credit issued for (i) lease payments on certain offshore platforms and (ii) estimated plugging and abandonment costs expected to be incurred on certain onshore oil and gas properties.

  PROPERTY AND EQUIPMENT. The Company follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized, but charged to expense if and when the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for the Company's properties were prepared by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent barrel of oil production was $5.07 and $4.56 for the three month periods ended March 31, 1996 and 1995, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

  In the fourth quarter of 1995, Convest adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") regarding accounting for the impairment of long-lived assets. SFAS 121 requires Convest to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Under SFAS 121, Convest must assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No such provision was required for the period ended March 31, 1996.

  OTHER PROPERTY, PLANT AND EQUIPMENT. Other fixed assets are recorded at cost and depreciated over their estimated useful lives using the straight-line method of depreciation.

  ABANDONMENT RESERVE. The Company records its estimate of future abandonment costs of offshore properties. Such costs are accrued using a unit-of-production method based upon estimated proved recoverable reserves. Abandonment costs are estimated under current regulations using current costs and are reviewed periodically and adjusted as new information becomes available. Abandonment costs on onshore properties are typically nominal due to the salvage value of well equipment, and accordingly, the Company does not provide for the abandonment of its onshore properties.

  Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. Following the Edisto Transaction, the Company continues to be subject to the Abandonment Fund payments covering the properties in which the Company owns a working interest. As of March 31, 1996 and December 31, 1995, the Company was subject to total Abandonment Fund payments of $4.3 million.

  As of March 31, 1996 and December 31, 1995, the Company had made payments totaling $3.9 million and $3.7 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $10.4 million and $10.2 million, as of March 31, 1996 and December 31, 1995, respectively, resulting in a net long-term abandonment reserve of $6.5 million as of those dates. The current portion of the abandonment reserve was $357,000 and $556,000 as of March 31, 1996 and December 31, 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

  LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., the Company established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of March 31, 1996 and December 31, 1995, the

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current balance of this reserve was $1.8 million and the long-term balance was $4.2 million and $4.6 million, respectively, and are included in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

  GAS BALANCING. The Company uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at March 31, 1996 and December 31, 1995, were $1.6 million and $1.4 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Noncurrent Assets" in the consolidated financial statements.
Deferred revenue and payables resulting from overtakes of gas production at March 31, 1996 and December 31, 1995 were $2.7 million and are included in "Deferred Revenue" and "Other Noncurrent Liabilities" in the consolidated financial statements.

  ACCOUNTING FOR INCOME TAXES. The Company records income taxes in accordance with the Financial Accounting Standards Board - Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires the balance sheet approach of income tax accounting whereby deferred income taxes are provided at the balance sheet date for the differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts.

  NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 10,412,722 and 6,185,400 for the three months ended March 31, 1996 and 1995, respectively. No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial. In accordance with the accounting rules for a reverse acquisition, the Company's capital structure was restated so that Edisto E&P assumed CEC's capital structure as of the date of the Edisto Transaction (June 26, 1995) and prior period equity balances and earnings per share were retroactively adjusted to reflect this change. The Company considers net income per share information for periods prior to June 30, 1995 to be of limited value since Edisto E&P was a wholly-owned subsidiary of Edisto prior to the Edisto Transaction. See Note 1 above describing the accounting for the Edisto Transaction.

  RISK MANAGEMENT/HEDGING ACTIVITIES. The Company from time to time engages in commodity hedging activities to minimize the risk of market fluctuations in the prices of crude oil and natural gas. The hedging objectives include assurance of stable and known cash flows and fixed favorable prices. The hedges are effected through the purchase and sale of futures contracts on the New York Mercantile Exchange ("NYMEX") and price swap agreements with major financial institutions. Gains or losses on the Company's hedging agreements are deferred and are recorded as oil and gas sales revenue in the month for which the hedged transaction is completed.

  STATEMENT OF CASH FLOWS. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant estimates are discussed herein.

(3) ACQUISITIONS/DISPOSITIONS

EDISTO TRANSACTION

  The Edisto Transaction is described in Note 1 herein. As described therein, the Edisto Transaction has been accounted for as a reverse acquisition since Edisto acquired control of CEC.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENSOR PROPERTIES ACQUISITION

  In May and June 1995, prior to the closing of the Edisto Transaction, CEC and Edisto E&P acquired from Sensor Oil & Gas ("Sensor") certain oil and gas properties located in Kansas, Oklahoma and Nebraska (the "Sensor Properties"). As of January 1, 1996, these properties had proved oil and gas reserves totaling approximately 1.4 million barrels of oil and 300 Mmcf of gas. The aggregate purchase price, including transaction costs, was approximately $8.0 million.
The accompanying Consolidated Statements of Operations for the three months ended March 31, 1996, includes revenues of approximately $1.2 million and direct operating expenses of $576,000 attributable to the Sensor Properties.

DISPOSITION OF OIL AND GAS PROPERTIES

  In January 1996, the Company sold an offshore oil and gas property for approximately $2.0 million. As a result of the sale, the Company recorded a gain on the property sale of approximately $620,000 during the first quarter of 1996. In addition, the Company sold several other nonstrategic oil and gas properties during the first quarter of 1996. Aggregate sale proceeds totaled approximately $400,000 and resulted in a gain of approximately $195,000 for the three months ended March 31, 1996.

(4) RELATED PARTY TRANSACTIONS

  In the Edisto Transaction, Edisto retained the tax benefits of the net operating loss carryforwards ("NOLs") of Edisto E&P. The tax benefits include a $3.3 million NOL usable for regular taxable income and a $3.6 million NOL usable for alternative minimum taxable income. The Company determined that the use of these NOLs would reduce its taxes for 1995 by approximately $437,000. In addition, based on current projections of the Company's future taxable income, it was determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the near future. Accordingly, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for the payment by Convest of $550,000. At December 31, 1995, the Company recorded a deferred tax asset of $550,000 and a corresponding accounts payable to Edisto which is presented in "Other Noncurrent Assets" and "Accounts Payable - Affiliates," respectively, in the consolidated financial statements.

  During January 1995, CEC entered into a gas marketing agreement with Energy Source, Inc. ("Energy Source"), a wholly-owned subsidiary of Edisto, whereby Energy Source markets a substantial portion of the Company's gas production and assumes certain related administrative functions. Effective November 1, 1995, the Company and Energy Source extended the term of the agreement to December 31, 1996, with the Company having the right to renegotiate the pricing structure at each six month interval of the extended term. For the three months ended March 31, 1996, Energy Source marketed approximately 65% of the Company's gas production for the period. In exchange for its services, Energy Source receives a fee of no more than 2% of the spot market price. Under the agreement, Energy Source takes title to the gas before reselling it, thereby creating an account receivable from Energy Source for the sold gas. At March 31, 1996 and December 31, 1995, the account receivable from Energy Source was $5.6 million and $4.7 million, respectively, which is included in "Accounts Receivable - Oil and Gas Production" on the Consolidated Balance Sheets. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security. Management believes the terms of the Energy Source gas marketing agreement are no less favorable to the Company than those available from unaffiliated third parties.

  In July 1995, the Company and Edisto obtained a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 44% to the Company, for a cost of $156,000, based on the relative percentage that the assets of the Company bear to the total assets of both the Company and Edisto.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Effective July 1, 1995, the Company and Edisto agreed to share certain administrative costs to reduce the overall cost that would otherwise be incurred by each of them in the absence of such an arrangement. Under the arrangement, certain costs associated with shareholder communication services, costs of computer hardware and software systems and certain administrative staff who perform duties on behalf of both entities are shared by Convest and Edisto based on their respective utilization. In addition, the base salary of Michael Y. McGovern, who serves as the Chairman and Chief Executive Officer of Edisto and Convest, is shared equally by Edisto and Convest. Mr. McGovern's annual base salary is $275,000, so Convest reimburses Edisto for one-half of this amount plus one-half of his payroll taxes and benefits (such as health, disability and life insurance and 401(k) plan contributions).

  Energy Source executes trades of futures contracts for natural gas and crude oil on the NYMEX on behalf of the Company. These trades are made in connection with the Company's program to hedge against the volatility of natural gas and crude oil prices. In this regard, Energy Source acts solely in a ministerial capacity to purchase or sell the futures contracts at price levels directed by the Company's management. Energy Source charges a commission of $.0025 per Mcf of gas or barrel of crude oil for each trade executed.

  Each of the affiliated party transactions described above was approved by either a special committee of the Company's Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of the Company's Board. Effective July 1, 1995, the Company's Board of Directors established the Affiliate Transaction Review Committee which must review and unanimously approve all affiliated party transactions.

  In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% to allow Edisto and Convest to consolidate for federal income tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. On a primary basis, Edisto needs to acquire an additional 875,000 shares to allow it to reach 80.5% of Convest's outstanding shares. On a fully diluted basis, however, Edisto needs to acquire approximately 1,160,000 shares to reach 80.5% because of outstanding stock options. As of May 10, 1996, Edisto had purchased an additional 92,000 shares of Common Stock of Convest, thereby increasing their ownership interest to approximately 73%.

(5) HEDGING ACTIVITIES

  As previously stated, the Company conducts its hedging activities through futures contracts traded on the NYMEX and price swap agreements with major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by the Company at March 31, 1996 and December 31, 1995:

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       March 31, 1996             December 31, 1995
                 ------------------------  -------------------------------
                    Oil(1)        Gas         Oil(1)            Gas
                 ------------  ----------  ------------  -----------------
Quantity Sold     311 MBbls    4,220 MMcf   285 MBbls       8,220 MMcf
Maximum Term       8 Months     7 Months    11 Months        10 Months
Average Price       $17.94          $1.79     $17.23           $1.86

- - --------------
  (1) Excludes certain oil volumes attributable to the 1992 sale of certain future production to Enron Reserve Acquisition Corp. which volumes are subject to a contractual price of $17.00 per barrel.

  Gains and losses realized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As of March 31, 1996 and December 31, 1995, the Company recorded deferred hedging expense of $1.3 million and $421,000, respectively, and are presented in "Other Current Assets" in the accompanying Consolidated Balance Sheets. The cash margin required by the counterparts to the Company's hedging activities totaled $4.5 million and $5.1 million as of March 31, 1996 and December 31, 1995, respectively, and are included in "Other Current Assets" in the accompanying Consolidated Balance Sheets.

  As a result of the Company's hedging activities, the Company recorded hedging expense of approximately $2.2 million for the three month period ended March 31, 1996, and hedging income of approximately $638,000 for the corresponding period of 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying Consolidated Statements of Operations.

(6) INCOME TAXES

  The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS No. 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

  For the three months ended March 31, 1996, the Company recorded current income tax expense of $169,000. The Company has provided a valuation allowance against substantially all of its net deferred tax assets as the "more-likely-than-not" criteria for recognition under SFAS No. 109 was not met. At December 31, 1995, the Company purchased approximately $3.3 million of NOL tax benefits from Edisto for $550,000 which is included in "Other Noncurrent Assets" in the accompanying balance sheets. See Note 4 above regarding related party transactions. No valuation allowance was taken against such amount under SFAS No. 109 since the Company anticipates that the purchased NOLs will be utilized against the Company's current income tax.

(7) LONG-TERM DEBT

  On June 26, 1995, simultaneous with the closing of the Edisto Transaction, the Company entered into an Amended and Restated Secured Revolving Credit Agreement (the "Agreement") with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston. This facility, which terminates January 1, 1998, combined the existing credit facilities of CEC and Edisto E&P. Bank One serves as agent bank of the Agreement. The facility is secured by a first lien on all of the Company's assets, including its oil and gas properties and gas plant. Interest on borrowings under the Agreement is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4%

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or (ii) the London Inter Bank Offering Rate ("LIBOR") plus 2-3/4%. In addition, the Company pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

  The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of March 31, 1996 and December 31, 1995, the borrowing base available under the Agreement was $25.0 and $29.8 million, respectively, and reduces by $1.0 million per month. During January 1996, the Company sold its interest in an offshore oil and gas property, and accordingly, the Company's borrowing base was reduced by approximately $1.8 million simultaneous with the sale of the property. Based on the Company's borrowing base on March 31, 1996, after giving effect to the scheduled monthly borrowing base reductions, the Company's outstanding borrowings would have exceeded the borrowing base by $1.4 million at March 31, 1997, and accordingly, such amount was classified as current at March 31, 1996. During May 1996, the Company was notified by the lending banks that based on the lending banks' semi-annual redetermination, the new borrowing base under the facility was $25.5 million effective May 1, 1996, which will reduce by $1.0 million per month beginning June 1, 1996. Based on the borrowing base redetermination received in May 1996, the Company would not have been required to classify any of its outstanding long-term borrowings as current at March 31, 1996.

  As of March 31, 1996 and December 31, 1995, outstanding indebtedness under the Agreement was $14.2 million and $19.2 million, respectively, with an additional $200,000 of letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At March 31, 1996, substantially all of the Company's outstanding borrowings were subject to LIBOR interest at an effective rate of approximately 8-1/4% per annum.

(8) COMMITMENTS AND CONTINGENCIES

  Elizabeth Holt, et al. v. Sun E & P Company, et al., No. 3,217 in the 84th
  --------------------------------------------------
District Court, Hansford County, Texas. This suit was originally filed in August 1984, seeking to cancel a 13-section lease because there was no gas production for a period of approximately 120 days in 1983 when the gas purchaser's pipeline was shutdown for repairs. The plaintiff sought to terminate the lease by reason of non-production as of September 23, 1983. If successful, the Company would be liable for damages on past production in the range of $300,000 to $350,000, plus pre-judgment interest and attorneys fees, which would total approximately $400,000 to $450,000. At the trial held in August 1995, the trial judge ruled by interlocutory judgment in the Company's favor that the lease had been preserved by a timely shut-in payment. The Company expects this judgment to be appealed, but such appeal may not be made until after the case has been concluded against the other defendants. A trial on damages against the other defendants is scheduled for May 1996. The predecessor in interest to Convest has indemnified the Company to a maximum of $357,000 in value for the well provided that total damages exceed $250,000.

  John S. Turner v. Convest, et al., in the 56th Judicial District Court of
  ---------------------------------
Galveston County, Texas. This lawsuit relates to two title claims involving interests in an oil and gas property in Galveston County, Texas in which the Company has a working interest. In the first claim, the plaintiff alleges that a lease acquired by the working interest owners through a court appointed receiver is void due to the failure to give proper legal notice of the receivership proceedings to the owner of the interest. In the second claim, the plaintiff claims that he is the true owner of another interest in this property because he acquired it from the Company's predecessor-in-interest. In both claims, the plaintiff claims that he is the present owner of the interests and that he is entitled to his proportionate share of past and future production from the property, plus punitive damages and attorney's fees. The Company has a 46% working interest in this property. Discovery is proceeding, but no trial date has been set. The Company is unable to determine a range of possible loss at this time.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In addition, the Company is named as defendant in several lawsuits arising in the ordinary course of business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                     OVERVIEW AND SIGNIFICANT DEVELOPMENTS

  The significant events during the first quarter of 1996 are described below:

  RESULTS OF OPERATIONS.  The Company had net income of $2.1 million for the
  ----------------------
quarter ended March 31, 1996 compared to $1.9 million for the corresponding quarter of 1995.

  EUGENE ISLAND 281 DRILLING.  During the first quarter of 1996, the Company
  ---------------------------
participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an estimated completed well cost of approximately $1.0 million, net to the Company's 37% working interest, and tested at a daily rate of 1,020 barrels of oil and 1.6 Mcf of gas. The well was connected to existing production facilities on the platform and is presently flowing at approximately 950 barrels of oil per day.

  PROPERTY SALES.  During January 1996, the Company sold its interest in
  ---------------
Vermillion Block 284 for approximately $2.0 million. The Company also sold other nonstrategic oil and gas properties during the first quarter for aggregate sales proceeds of approximately $400,000. As a result of these sales, the Company recorded a gain of approximately $815,000 during the first quarter of 1996.

  REPAYMENT OF OUTSTANDING DEBT.  During the first quarter of 1996, the Company
  ------------------------------
repaid $5.0 million of outstanding debt under its long-term credit facility. The Company used the proceeds received from the Vermilion 284 property sale and approximately $3.0 million of cash flow from operations to make this debt repayment.

  SOUTH TIMBALIER 109/144 DRILLING PROSPECT.  During May 1996, the Company and
  ------------------------------------------
the operator of the Company's South Timbalier 144 property interest executed an agreement to jointly develop an exploratory prospect located across Block 144 and Block 109 of the South Timbalier area of the Gulf of Mexico. The Company presently owns a 50% working interest in Block 144 and will receive a 50% working interest in Block 109 under the joint development agreement in exchange for a payment of approximately $355,000.

  The operator of Blocks 109 and 144 plans to drill an 8,000' exploratory test well in the prospect area for an aggregate cost of between $800,000 and $1.1 million, net to the Company's 50% working interest. Depending upon the success of the first well, it is anticipated that two additional wells will be drilled and a platform installed. If all of the proposed wells are successful, Convest's total cost in the prospect would aggregate approximately $6.0 million, net to the Company's working interest.

                             RESULTS OF OPERATIONS

  The following table highlights the production volumes, average oil and gas prices and revenues received by the Company and production and operating expenses for the three month periods ended March 31, 1996 and 1995.

                                                         For the Three Months
                                                           Ending March 31,
                                                         --------------------  Percentage
                                                           1996       1995      Change
                                                         --------  ----------  --------
PRODUCTION VOLUMES:
  Oil (Mbbls)                                                 217         289     (25%)
  Gas (including NGL's)(Mmcf)                               3,572       5,005     (29%)
  BOE (Mbbls)/(1)/                                            812       1,123     (28%)

PRICES:
  Oil ($/Bbl)                                             $ 17.37     $ 16.77       4%
  Gas ($/Mcf)                                                2.07        1.62      28%

GROSS OIL AND GAS REVENUE (IN THOUSANDS):
  Oil                                                     $ 3,760     $ 4,843     (22%)
  Gas (including NGL's)                                     7,399       8,100      (9%)
                                                          -------     -------

   Total Oil and Gas Revenue                              $11,159     $12,943     (14%)
                                                          =======     =======

PRODUCTION EXPENSES (IN THOUSANDS):
  Lease Operating Expenses                                $ 3,961     $ 4,352      (9%)
  Production Taxes                                            310         302       2%
                                                          -------     -------

   Total Production Expenses                              $ 4,271     $ 4,654      (9%)
                                                          =======     =======

ABANDONMENT AND EXPLORATION COSTS                         $    42     $   365     (88%)
                                                          =======     =======

GENERAL AND ADMINISTRATIVE EXPENSE                        $ 1,239     $ 1,153       7%
                                                          =======     =======

INTEREST EXPENSE                                          $   367     $   566     (35%)
                                                          =======     =======

DEPRECIATION, DEPLETION AND AMORTIZATION
 OF OIL AND GAS PROPERTIES                                $ 4,112     $ 5,121     (20%)
                                                          =======     =======

PRODUCTION COSTS PER BOE                                  $  5.26     $  4.15      27%
                                                          =======     =======

DEPRECIATION, DEPLETION AND AMORTIZATION
 PER BOE                                                  $  5.07     $  4.56      11%
                                                          =======     =======

- - -------------
/(1)/ Natural gas is converted into oil equivalents at a rate of six thousand cubic feet per each barrel of oil.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

          Overview. The Consolidated Statements of Operations of the Company for the three month periods ended March 31, 1996 and 1995 set forth the combined results of operations of CEC and Edisto E&P as if the Edisto Transaction had occurred on January 1, 1995, with the preacquisition net loss of CEC for the three months ended March 31, 1995 being eliminated for purposes of determining net income. See Note 1 under "Notes to Consolidated Financial Statements" for additional information regarding the reverse acquisition method of accounting used for the Edisto Transaction.

          Revenues. Oil and gas revenue decreased by approximately $1.8 million or 14% between the three month periods ended March 31, 1996 and 1995. The average price the Company received for its oil and gas sales increased by 4% and 28%, respectively, between the corresponding periods. Oil and gas production decreased by 25% and 29%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production decline associated with the Company's offshore Gulf of Mexico properties. The effects of these production declines was partially offset by the additional drilling on the Company's South Timbalier Block 144 property and the addition of the Sensor properties purchased in mid 1995. As previously stated, the Company's offshore properties are subject to inherent steep production declines. In order to minimize the future effects of such declines, the Company must replace its reserves through its exploratory and development drilling and acquisition activities.

          Price Risk Management/Hedging. The Company uses a combination of futures contracts traded on the NYMEX and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded hedging expense of approximately $2.2 million for the three month period ended March 31, 1996, and hedging income of approximately $638,000 for the corresponding period of 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations.

          The hedges affecting the first quarter of 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. The past harsh winter, however, drove prices up substantially which caused the hedging losses in the first quarter of 1996.

          Production Expenses. Production expenses decreased by approximately $385,000 or 9% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the three months ended March 31, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expenses per barrel of oil equivalent ("BOE") was $5.26 and $4.15 for the three months ended March 31, 1996 and 1995, respectively.

          Abandonment and Exploration Costs. Abandonment and exploration costs decreased by $323,000 between the corresponding periods. The Company accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that no additional accrual was required for the three months ended March 31, 1996.

          General and Administrative Expenses. General and administrative expenses increased by approximately $86,000 between the corresponding periods. The primary contributor to the increase in general and administrative expense was increased personnel costs associated with the larger asset base following the addition of the Sensor properties and the Edisto Transaction, which were completed during the second quarter of 1995. This increase was offset by lower office rent expense after Edisto E&P terminated its existing office lease in early 1995.

          Interest Expense. Interest expense decreased by approximately 35% due to the repayment of a short-term promissory note issued upon the Company's purchase of the oil and gas assets of a former affiliate. The short-term promissory note was repaid simultaneously with the closing of the Edisto Transaction. In addition, the Company repaid a substantial portion of its outstanding borrowings under its long-term credit facility during the first quarter of 1996.

          Depreciation, Depletion and Amortization ("DD&A"). DD&A on oil and gas properties decreased by approximately 20% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE, however, was $5.07 for the three month period ended March 31, 1996, compared to $4.56 for the corresponding period of 1995.

          Gain on Asset Sales. In mid-January 1996, the Company completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million. As a result of the sale, the Company recorded a gain on the property sale of approximately $620,000 during the first quarter of 1996. In addition, the Company sold several other nonstrategic oil and gas properties during the first quarter of 1996. Aggregate sale proceeds totaled approximately $400,000 and resulted in a gain of approximately $195,000 for the three months ended March 31, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY AND LONG-TERM DEBT

          On June 26, 1995, simultaneous with the closing of the Edisto Transaction, the Company entered into a new joint credit agreement covering both the Edisto E&P and CEC properties. This facility, which terminates January 1, 1998, combined the existing credit facilities of CEC and Edisto E&P. This facility is secured by a first lien on substantially all of the Company's assets, including its oil and gas properties and gas plant.

          The borrowing base under the facility is subject to redetermination semi-annually (on or before May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective December 1, 1995, the new borrowing base under the credit facility was $29.8 million, based on the lending banks' semi-annual redetermination, and began reducing by $1.0 million per month beginning January 1, 1996. Additionally, during January 1996, the Company sold its interest in an offshore property which reduced the borrowing base to $27.0 million after giving effect to the sale and the scheduled January 1996 borrowing base reduction. During May 1996, the Company was notified by the lending banks that based on the lending banks' semi-annual redetermination, the new borrowing base under the facility was $25.5 million effective May 1, 1996, which will reduce by $1.0 million per month beginning June 1, 1996.

          The Company's borrowing capacity will be substantially reduced over the next year (by at least $12.0 million) unless there is substantial improvement in oil and gas prices or the Company is successful in proving up additional reserve quantities. On the other hand, should prices fall below those currently experienced and/or should the Company's reserve base be subject to downward revision, the amount of the credit reduction could increase and such increase could be substantial. Based on the December 1, 1995 borrowing base redetermination and giving effect to the aforementioned property sale and scheduled monthly borrowing base reductions, the Company's outstanding borrowings would have exceeded the borrowing base by approximately $1.4 million at March 31, 1997, and accordingly, such amount has been classified as current at March 31, 1996. Based on the borrowing base redetermination received in May 1996, the Company would not have been required to classify any of its outstanding long-term borrowings as current at March 31, 1996. The Company feels that sufficient cash flow will be derived from its oil and gas sales to meet its scheduled future debt repayments. As stated above, however, the borrowing base and the amount of current maturities of debt is subject to change.

WORKING CAPITAL

          At March 31, 1996, the Company had a working capital deficit of approximately $2.1 million. The primary cause of the working capital deficit is the classification as current liabilities of the accrued liabilities for abandonment costs, operating expenses attributable to the sale of a production payment on two properties, and gas imbalance liabilities (deferred revenues), all of which are expected to be paid during the next 12 months. There is no offsetting current asset for any of these liabilities; rather, they will to be repaid using cash flow from operations of the Company's oil and gas properties, which are reflected as a long-term asset on the Consolidated Balance Sheets in accordance with generally accepted accounting principles.

          As discussed above under "Credit Facility and Long-Term Debt," $1.4 million of the working capital deficit was caused when $1.4 million of long-term debt was classified as current. This reclassification was made because the outstanding borrowings under the Company's credit facility would exceed the borrowing base by approximately $1.4 million at March 31, 1997 using the borrowing base in effect at March 31, 1996. Based on the borrowing base redetermination received in May 1996, however, the Company would not have been required to classify any of the outstanding long-term borrowings as current at March 31, 1996.

          The Company's ability to reduce the existing working capital deficit while maintaining an active drilling program and normal operations will depend upon the net cash flows generated from its oil and gas properties. In this regard, the Company's future net revenues are expected to decline significantly in 1996 and beyond due to the rapid depletion of the Company's offshore oil and gas properties. This will result in reduced discretionary cash flow available for expansion of existing operations, new acquisitions and general corporate purposes. However, based on current conditions, management believes that the Company has the financial capability to satisfy its working capital deficit and debt service requirements, while sustaining capital expenditures (although at a reduced level), and meeting operating needs arising in the ordinary course of business.

CAPITAL EXPENDITURES

          As stated above, changes in product prices or revisions of reserve volumes could require management to dedicate a substantial portion or all of the Company's cash flow from operations to meet working capital needs and debt maturities.

          The Company's capital expenditures budget for 1996 totalled approximately $8.0 million primarily related to development and workover activities. Due to the recent increase in drilling activity in the Gulf of Mexico, the Company has been notified by the operators of several of its offshore properties of their intentions to propose additional exploratory and development drilling activity during the remainder of 1996.

          During May 1996, the Company and the operator of the Company's South Timbalier 144 property interest executed an agreement to jointly develop an exploratory prospect located across Block 144 and Block 109 of the South Timbalier area of the Gulf of Mexico. The Company presently owns a 50% working interest in Block 144 and will receive a 50% working interest in Block 109 under the joint development agreement in exchange for a payment of approximately $355,000. The operator of Blocks 109 and 144 plans to drill an 8,000' exploratory test well in the prospect area for an aggregate cost of between $800,000 and $1.1 million, net to the Company's 50% working interest. Depending upon the success of the first well, it is anticipated that two additional wells will be drilled and a platform installed. If all of the proposed wells are successful, Convest's total cost in the prospect would aggregate approximately $6.0 million, net to the Company's working interest.

          If the Company were to elect not to participate in an operation proposed on one of its properties, under the terms of the pertinent Joint Operating Agreement, the Company could be subject to a substantial penalty being imposed on its interest in a specific well or in some cases, may result in loss of the Company's ownership interest in the affected well. Accordingly, management plans to carefully evaluate all proposed projects which represent a substantial draw on corporate resources or which reduce near term liquidity. In addition, the Company continues to evaluate possible acquisition and divestiture opportunities in an effort to upgrade the Company's reserve base, primarily in geographic areas where the Company possesses operating expertise and where the property profiles have a longer reserve life. It is anticipated that the Company's 1996 exploratory and development drilling operations will be funded with cash flow from the Company's oil and gas properties.

 INFLATION AND CHANGING PRICES

          While the costs of operations have been, and will continue to be, affected by inflation and the success of acquisition, drilling and workover activities, oil and gas prices have fluctuated in recent years and generally have not followed the same pattern as inflation. As a result, the Company from time to time engages in commodity hedging activities to minimize the risk of market fluctuations associated with the price of crude oil and natural gas production. The hedging objectives include assurance of stable and known minimum cash flows and fixing favorable prices. See Notes 2 and 5 of the "Notes to Consolidated Financial Statements" included herein.

          The Company will continue to monitor energy prices and may enter into subsequent hedging transactions in the ordinary course of business as management deems appropriate. Management cannot predict at what level oil prices will be sustained due to factors beyond the Company's control, such as worldwide oil supplies and regional world politics.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        Note 8 of the "Notes to the Consolidated Financial Statements" is incorporated herein by reference.

ITEM 6. (A) EXHIBITS.

        None.


        (B)  REPORTS ON FORM 8-K

        None.

                                   SIGNATURES



          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         CONVEST ENERGY CORPORATION

                                         (Registrant)


                                         By: /s/ Gary L. Pittman
                                             -------------------------------
                                         Gary L. Pittman
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Accounting Officer)


Date: May 14, 1996
      ----------------------------