Form 10-Q
period 1996-06-30
CONVEST ENERGY CORP /TX/
filed 1996-08-14
CIK 868738

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (713) 780-1952
              Registrant's telephone number, including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        -----

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 13, 1996, was 10,412,722.

================================================================================

                          CONVEST ENERGY CORPORATION

                         Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1996

                                     INDEX



I.  FINANCIAL INFORMATION
    Item 1. Financial Statements of Convest Energy Corporation:
             Consolidated Balance Sheets..................................         3
             Consolidated Statements of Operations........................         4
             Consolidated Statements of Stockholders' Equity..............         6
             Consolidated Statements of Cash Flows........................         7
             Notes to Consolidated Financial Statements...................         8
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................        15


II.  OTHER INFORMATION
     Item 1. Legal Proceedings............................................        22
     Item 4. Submission of Matters to a Vote of Security Holders..........        22
     Item 6. Exhibits and Reports on Form 8-K.............................        22
     Signature............................................................        23

                          CONVEST ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                  June 30,         December 31,
                                                                    1996               1995
                                                                 -----------       ------------
                                                                 (Unaudited)
      ASSETS

Current assets:
 Cash and cash equivalents                                         $  2,292        $    674
 Restricted cash                                                        333             333
 Accounts receivable:
   Oil and gas production - less allowance
    for doubtful accounts of $820                                     6,738           7,958
   Other                                                                501             252
 Other current assets                                                 5,390           6,223
                                                                   --------        --------
   Total current assets                                              15,254          15,440
                                                                   --------        --------

Property and equipment:
 Oil and gas properties, successful efforts method                  111,730         114,201
 Other                                                                  452             364
 Less accumulated depreciation and depletion                        (55,591)        (50,225)
                                                                   --------        --------
                                                                     56,591          64,340
                                                                   --------        --------

Other noncurrent assets                                               2,830           2,177
                                                                   --------        --------
                                                                   $ 74,675        $ 81,957
                                                                   ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                              $      _        $  1,625
 Accounts payable:
   Oil and gas production                                             8,882           9,609
   Affiliates                                                           586             550
 Accrued liabilities and other                                        4,333           3,803
 Deferred revenue                                                     2,128           2,010
                                                                   --------        --------
   Total current liabilities                                         15,929          17,597
                                                                   --------        --------
Long-term liabilities:
 Long-term debt, net of current maturities                           11,278          17,553
 Deferred revenue                                                       743             691
 Other noncurrent liabilities                                        10,259          11,099
                                                                   --------        --------
                                                                     22,280          29,343
                                                                   --------        --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par value; authorized 5 million shares;
  none issued or outstanding                                              -               -
 Common stock, $.01 par value; 20,000,000 shares
  authorized, 10,412,722 issued at June 30, 1996
  and December 31, 1995                                                 104             104
 Additional paid-in capital                                          47,798          47,798
 Retained earnings (deficit)                                        (11,436)        (12,885)
                                                                   --------        --------
                                                                     36,466          35,017
                                                                   --------        --------
                                                                   $ 74,675        $ 81,957
                                                                   ========        ========

          See accompanying notes to consolidated financial statements

                          CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Data)


                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                             1996       1995
                                                          ---------  --------
                                                              (Unaudited)

Revenues:
 Oil and gas sales                                          $21,329   $25,845
 Gas plant revenues                                             704       623
 Gain (loss) on asset sale                                      817      (297)
 Other, net                                                     205       171
                                                            -------   -------

                                                             23,055    26,342
                                                            -------   -------

Expenses:
 Production:
    Lease operating expense                                   7,636     9,041
    Gas plant operating expense                                 232       237
    Production taxes                                            617       611
 Abandonment and exploration costs                              921       498
 General and administrative expenses                          2,281     2,606
 Interest expense                                               674     1,134
 Depreciation, depletion and amortization                     7,908    10,969
 Impairment of oil and gas properties                         1,120         -
                                                            -------   -------

                                                             21,389    25,096
                                                            -------   -------

Net income before elimination of preacquisition
  net loss and income taxes                                   1,666     1,246

 Elimination of preacquisition
  net loss of predecessor                                         -    (1,664)
                                                            -------   -------

Net income before income taxes                                1,666     2,910

Income tax provision                                            217         9
                                                            -------   -------

Net income                                                  $ 1,449   $ 2,901
                                                            =======   =======

Net income per share (See Note 2)                             $0.14     $0.46
                                                            =======   =======

Weighted average common shares outstanding                   10,413     6,279
                                                            =======   =======

         See accompanying notes to consolidated financial statements.

                          CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Data)


                                                       Three Months Ended
                                                            June 30,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
                                                          (Unaudited)

Revenues:
 Oil and gas sales                                      $10,170   $12,902
 Gas plant revenues                                         343       320
 Gain (loss) on asset sale                                    5      (297)
 Other, net                                                 101       131
                                                        -------   -------

                                                         10,619    13,056
                                                        -------   -------

Expenses:
 Production:
    Lease operating expense                               3,675     4,689
    Gas plant operating expense                             110       116
    Production taxes                                        307       309
 Abandonment and exploration costs                          878       133
 General and administrative expenses                      1,042     1,453
 Interest expense                                           307       568
 Depreciation, depletion and amortization                 3,770     5,774
 Impairment of oil and gas properties                     1,120         -
                                                        -------   -------

                                                         11,209    13,042
                                                        -------   -------

Net income (loss) before elimination of preacquisition
  net loss and income taxes                                (590)       14

 Elimination of preacquisition
  net loss of predecessor                                     -    (1,024)
                                                        -------   -------

Net income (loss) before income taxes                      (590)    1,038

Income tax provision                                         48         9
                                                        -------   -------

Net income (loss)                                       $  (638)  $ 1,029
                                                        =======   =======

Net income (loss) per share (See Note 2)                $ (0.06)  $  0.16
                                                        =======   =======

Weighted average common shares outstanding               10,413     6,371
                                                        =======   =======

         See accompanying notes to consolidated financial statements.

                          CONVEST ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                (In Thousands)

                                  (Unaudited)


                                  Common      Common   Additional  Retained
                                  Shares      Stock,    Paid-In    Earnings
                                Outstanding  $.01 par   Capital    (Deficit)   Total
                                -----------  --------  ----------  ---------  -------

Balance at December 31, 1995         10,412      $104     $47,798  $(12,885)  $35,017

Net income                                -         -           -     1,449     1,449
                                -----------  --------  ----------  --------   -------

Balance at June 30, 1996             10,412      $104     $47,798  $(11,436)  $36,466
                                ===========  ========  ==========  ========   =======


         See accompanying notes to consolidated financial statements.

                          CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                      --------------------
                                                                         1996      1995
                                                                      ---------  ---------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $ 1,449   $  2,901
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization                             7,908      7,433
    Impairment of oil and gas properties                                 1,120          0
    (Gain) loss on sale of oil and gas properties                         (797)       286
    Abandonment and exploration costs                                      781        400
    Decrease (increase) in accounts receivable                             560     (5,470)
    Decrease in accounts payable and accrued liabilities                  (345)      (668)
    Other                                                                  184        427
                                                                       -------   --------
      Net cash flow provided by operating activities                    10,860      5,309
                                                                       -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash received in reverse acquisition of CEC by Edisto E&P                   -        716
 Acquisition, exploration and development of oil and
  gas properties                                                        (4,120)    (4,776)
 Advances to working interest owners                                      (601)         -
 Proceeds from sales of oil and gas properties                           2,210        (12)
 Sale of investment in affiliates                                            -      7,351
 (Purchase) sale of short-term investments                               1,257        712
 Increase in other current and noncurrent assets                           (88)      (657)
                                                                       -------   --------
      Net cash provided by (used in) investing activities               (1,342)     3,334
                                                                       -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on long-term debt                                                -      2,041
 Payments on long-term debt                                             (7,900)    (8,250)
 Payment of note payable                                                     -     (5,212)
 Distribution of certain assets and
  liabilities to affiliate                                                   -       (652)
                                                                       -------   --------
      Net cash used in financing activities                             (7,900)   (12,073)
                                                                       -------   --------

Net decrease in cash and cash equivalents                                1,618     (3,430)
Cash and cash equivalents, beginning of period                           1,007      4,623
                                                                       -------   --------
Cash and cash equivalents, end of period                               $ 2,625   $  1,193
                                                                       =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                              $   844   $    588
                                                                       =======   ========

 Cash paid during the period for taxes                                 $   296   $      9
                                                                       =======   ========

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

Since Edisto acquired control of Convest in the Edisto Transaction, the acquisition of Edisto E&P has been accounted for as a reverse acquisition with Edisto E&P being considered the acquiring entity. Accordingly, all future references to "Convest" or the "Company" will apply to Edisto E&P, and any references to "CEC" will apply solely to Convest Energy Corporation prior to the reverse acquisition. In accordance with the accounting rules for a reverse acquisition, the following should be noted when reviewing the consolidated financial statements of the Company presented herein:

     (i) The Consolidated Statements of Operations of the Company for the periods ended June 30, 1995 sets forth the combined pro forma results of operations of Edisto E&P and CEC as if the Edisto Transaction had occurred on January 1, 1995, with the preacquisition net loss of CEC for such periods being eliminated for purposes of determining net income.

     (ii) The Consolidated Statement of Cash Flows of the Company for the six months ended June 30, 1995 sets forth only the cash flows of Edisto E&P, and accordingly, is not comparable with the cash flows for the six months ended June 30, 1996, which includes the cash flows of both Edisto E&P and CEC.

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

PROPERTY AND EQUIPMENT. The Company follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized, but charged to expense if the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for the Company's properties were prepared by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent barrel of oil production was $4.83 and $4.76 for the six month periods ended June 30, 1996 and 1995, respectively, and $4.60 and $4.95 for the three month periods ended June 30, 1996 and 1995, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

In the fourth quarter of 1995, Convest adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") regarding accounting for the impairment of long-lived assets. SFAS 121 requires Convest to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Under SFAS 121, Convest must regularly assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed discounted expected future cash flows.

The Company's SFAS 121 evaluation for the second quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996.

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

Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to the estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. Following the Edisto Transaction, the Company continued to be subject to the Abandonment Fund payments covering the properties in which the Company owns a working interest. As of June 30, 1996 and December 31, 1995, the Company was subject to total Abandonment Fund payments of $4.3 million.

As of June 30, 1996 and December 31, 1995, the Company had made payments totaling $4.1 million and $3.7 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $10.6 million and $10.2 million, as of June 30, 1996 and December 31, 1995, respectively, resulting in a net long-term abandonment reserve of $6.5 million as of those dates. The current portion of the

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


abandonment reserve was $158,000 and $556,000 as of June 30, 1996 and December 31, 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., the Company established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of June 30, 1996 and December 31, 1995, the current balance of this reserve was $1.8 million and the long-term balance was $3.8 million and $4.6 million, respectively, and are included in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities" in the consolidated financial statements.

GAS BALANCING. The Company uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at June 30, 1996 and December 31, 1995 were $2.1 million and $1.4 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Noncurrent Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at June 30, 1996 and December 31, 1995 were $2.9 million and $2.7 million, respectively, and are included in "Deferred Revenue" and "Other Noncurrent Liabilities" in the consolidated financial statements.

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

NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 10,412,722 and 6,278,821 for the six months ended June 30, 1996 and 1995, respectively, and 10,412,722 and 6,371,216 for the three months ended June 30, 1996 and 1995, respectively. No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial. In accordance with the accounting rules for a reverse acquisition, the Company's capital structure was restated so that Edisto E&P assumed CEC's capital structure as of the date of the Edisto Transaction (June 26, 1995) and prior period equity balances and earnings per share were retroactively adjusted to reflect this change.

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

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant estimates are discussed herein.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) ACQUISITIONS/DISPOSITIONS

EDISTO TRANSACTION

The Edisto Transaction is described in Note 1 herein. As described therein, the Edisto Transaction has been accounted for as a reverse acquisition since Edisto acquired control of CEC.

SENSOR PROPERTIES ACQUISITION

In May and June 1995, prior to the closing of the Edisto Transaction, CEC and Edisto E&P acquired from Sensor Oil & Gas ("Sensor") certain oil and gas properties located in Kansas, Oklahoma and Nebraska (the "Sensor Properties"). As of January 1, 1996, these properties had proved oil and gas reserves totaling approximately 1.4 million barrels of oil and 300 Mmcf of gas. The aggregate purchase price, including transaction costs, was approximately $8.0 million.
The accompanying Consolidated Statements of Operations includes revenues of approximately $2.4 million and $1.2 million and direct operating expenses of $989,000 and $413,000 attributable to the Sensor Properties for the six and three month periods ended June 30, 1996, respectively.

DISPOSITION OF OIL AND GAS PROPERTIES

In January 1996, the Company sold an offshore oil and gas property for approximately $2.0 million and recorded a gain of approximately $620,000. In addition, the Company sold several other nonstrategic oil and gas properties during the first six months of 1996 for aggregate sale proceeds of approximately $400,000 which resulted in a gain of approximately $200,000.

(4) RELATED PARTY TRANSACTIONS

In the Edisto Transaction, Edisto retained the tax benefits of the net operating loss carryforwards ("NOLs") of Edisto E&P. The tax benefits include a $3.3 million NOL usable for regular taxable income and a $3.6 million NOL usable for alternative minimum taxable income. The Company determined that the use of these NOLs would reduce its taxes for 1995 by approximately $437,000. In addition, based on current projections of the Company's future taxable income, it was determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the near future. Accordingly, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for the payment by Convest of $550,000. At December 31, 1995, the Company recorded a deferred tax asset of $550,000 and a corresponding account payable to Edisto which is presented in "Other Noncurrent Assets" and "Accounts Payable - Affiliates," respectively, in the consolidated financial statements.

During January 1995, CEC entered into a gas marketing agreement with Energy Source, Inc. ("Energy Source"), a wholly-owned subsidiary of Edisto, whereby Energy Source markets a substantial portion of the Company's gas production and assumes certain related administrative functions. Effective November 1, 1995, the Company and Energy Source extended the term of the agreement to December 31, 1996, with the Company having the right to renegotiate the pricing structure at each six month interval of the extended term. For the six months ended June 30, 1996, Energy Source marketed approximately 52% of the Company's gas production for the period. In exchange for its services, Energy Source receives a fee of no more than 2% of the spot market price. Under the agreement, Energy Source takes title to the gas before reselling it, thereby creating an account receivable from Energy Source for the sold gas. At June 30, 1996 and December 31, 1995, the account receivable from Energy Source was $3.7 million and $4.7 million, respectively, which is included in "Accounts Receivable - Oil and Gas Production" on the Consolidated Balance Sheets. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security. Management believes the terms of the Energy Source gas marketing agreement are no less favorable to the Company than those available from unaffiliated third parties.

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

In July 1996, the Company and Edisto obtained a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 32% to the Company, for a cost of $96,000, based on the relative percentage that the assets of the Company bear to the total assets of both the Company and Edisto.

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

In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% to allow Edisto and Convest to consolidate for federal income tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. In April 1996, Edisto purchased an additional 92,000 shares of Common Stock of Convest, thereby increasing its ownership interest to approximately 73%.

(5) HEDGING ACTIVITIES

As previously stated, the Company conducts its hedging activities through futures contracts traded on the NYMEX and price swap agreements with major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by the Company at June 30, 1996 and December 31, 1995:

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        June 30, 1996           December 31, 1995
                   -----------------------   ------------------------
                      Oil(1)       Gas          Oil(1)        Gas
                   -----------  ----------   -----------   ----------
Quantity Sold       286 MBbls   2,350 MMcf   285 MBbls    8,220 MMcf
Maximum Term         6 Months    6 Months    11 Months     10 Months
Average Price         $18.14       $1.94      $17.23         $1.86

- ---------------
     (1) Excludes certain oil volumes attributable to the 1992 sale of certain future production to Enron Reserve Acquisition Corp. which volumes are subject to a contractual price of $17.00 per barrel.

Gains and losses realized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As of June 30, 1996 and December 31, 1995, the Company recorded deferred hedging losses of $1.1 million and $421,000, respectively, which is included in "Other Current Assets" in the accompanying Consolidated Balance Sheets. The cash margin required by the counterparties to the Company's hedging activities totaled $3.2 million and $5.1 million as of June 30, 1996 and December 31, 1995, respectively, which is included in "Other Current Assets" in the accompanying Consolidated Balance Sheets.

As a result of the Company's hedging activities, the Company recorded hedging losses of approximately $4.5 million and $2.3 million for the six and three month periods ended June 30, 1996, respectively, and hedging income of approximately $400,000 and hedging losses of approximately $200,000 for the six and three months ended June 30, 1995, respectively. Such amounts were recorded as oil and gas sales revenue in the accompanying Consolidated Statements of Operations.

(6) INCOME TAXES

The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS No. 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

For the six months and three months ended June 30, 1996, the Company recorded current income tax expense of $217,000 and $48,000, respectively. The Company has provided a valuation allowance against substantially all of its net deferred tax assets as the "more-likely-than-not" criteria for recognition under SFAS No. 109 was not met. At December 31, 1995, the Company purchased approximately $3.3 million of NOL tax benefits from Edisto for $550,000 which is included in "Other Noncurrent Assets" in the accompanying balance sheets. See Note 4 above regarding related party transactions. No valuation allowance was taken against such amount under SFAS No. 109 since the Company anticipates that the purchased NOLs will be utilized against the Company's current income tax.

(7) LONG-TERM DEBT

On June 26, 1995, simultaneous with the closing of the Edisto Transaction, the Company entered into an Amended and Restated Secured Revolving Credit Agreement (the "Agreement") with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston, N.A. This facility, which terminates January 1, 1998, combined the existing credit facilities of CEC and Edisto E&P. Bank One serves as agent bank of the Agreement. The facility is secured by a first lien on all of the Company's assets, including its oil and gas properties and gas plant. Interest

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on borrowings under the Agreement is computed at (i) the agent bank's prime lending rate plus 3/4% or (ii) the London Inter Bank Offering Rate ("LIBOR") plus 2-3/4%. In addition, the Company pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of June 30, 1996 and December 31, 1995, the borrowing base available under the Agreement was $24.5 and $29.8 million, respectively, and reduces by $1.0 million per month. During January 1996, the Company sold its interest in an offshore oil and gas property, and accordingly, the Company's borrowing base was reduced by approximately $1.8 million simultaneous with the sale of the property. Based on the Company's borrowing base in effect on December 31, 1995, after giving effect to the scheduled monthly borrowing base reductions, the Company's outstanding borrowings exceeded the borrowing base by $1.6 million at December 31, 1995, and accordingly, such amount was classified as current at such date.

As of June 30, 1996 and December 31, 1995, outstanding indebtedness under the Agreement was $11.3 million and $19.2 million, respectively, with an additional $200,000 of letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At June 30, 1996, substantially all of the Company's outstanding borrowings were subject to LIBOR interest at an effective rate of approximately 8-1/2% per annum.

(8) COMMITMENTS AND CONTINGENCIES

Elizabeth Holt, et al. v. Sun E & P Company, et al., No. 3,217 in the 84th District Court, Hansford County, Texas. This suit was originally filed in August 1984, seeking to cancel a 13-section lease because there was no gas production for a period of approximately 120 days in 1983 when the gas purchaser's pipeline was shutdown for repairs. The plaintiff sought to terminate the lease by reason of non-production as of September 23, 1983. If successful, the Company would be liable for damages on past production in the range of $300,000 to $350,000, plus pre-judgment interest and attorneys fees, which would total approximately $400,000 to $450,000. At the trial held in August 1995, the trial judge ruled by interlocutory judgment in the Company's favor that the lease had been preserved by a timely shut-in payment. The Company expects this judgment to be appealed, but such appeal may not be made until after the case has been concluded against the other defendants. A trial on damages against the other defendants was held in May 1996, but no judgment has been rendered at this time. The predecessor in interest to Convest has indemnified the Company to a maximum of $357,000 in value for the well provided that total damages exceed $250,000.

John S. Turner v. Convest, et al., in the 56th Judicial District Court of Galveston County, Texas. This lawsuit relates to two title claims involving interests in an oil and gas property in Galveston County, Texas in which the Company has a 46% working interest. In the lawsuit, the plaintiff claims that he is the present owner of the interests and that he is entitled to his proportionate share of past and future production from the property, plus punitive damages and attorney's fees. The parties reached a settlement in July 1996 under which Convest will pay the plaintiff $106,000 and will grant a 1.42% override in the property.

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

                     OVERVIEW AND SIGNIFICANT DEVELOPMENTS

  The significant events during the first six months of 1996 are described below:

RESULTS OF OPERATIONS. The Company had a net loss of $638,000 for the three months ended June 30, 1996 compared to net income of $1.0 million for the same period of 1995, and net income of $1.4 million for the six months ended June 30, 1996 compared to net income of $2.9 million for the corresponding period of 1995.

The net loss of $638,000 for the three months ended June 30, 1996 includes (i) a $1.1 million writedown of the Company's oil and gas properties due to SFAS No. 121, and (ii) exploration costs and leasehold writeoffs of approximately $750,000 due to two unsuccessful exploratory wells in the South Timbalier prospect. As described in more detail below, an additional $950,000 of estimated exploration costs due to these unsuccessful exploratory wells will be expensed during the third quarter of 1996.

SFAS NO. 121 IMPAIRMENT LOSS. As a result of the Company's SFAS No. 121 evaluation of its proved oil and gas properties for the second quarter of 1996, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996. This impairment loss is described in more detail in Note 2 to the Consolidated Financial Statements and "Results of Operations - Impairment of Oil and Gas Properties Under SFAS No. 121" below.

SIGNIFICANT DRILLING OPERATIONS. During 1996, the Company has invested a substantial portion of its cash flow in drilling operations on its offshore properties. As described below under "Liquidity and Capital Resources -Capital Expenditures," the Company's capital expenditure budget for 1996 has increased from approximately $8.0 million to $15.0 million. The most significant drilling operations during 1996 are described below.

EUGENE ISLAND 281. During early 1996, the Company participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an estimated completed well cost of approximately $1.0 million, net to the Company's 37% working interest, and tested at a daily rate of 1,276 barrels of oil and 1,699 Mcf of gas. The well was connected to existing production facilities on the platform and is presently flowing at approximately 600 barrels of oil per day and 300 Mcf of gas per day.

SOUTH TIMBALIER. During April 1996, the Company participated in the drilling of a development well on Block 221 of the South Timbalier area of the Gulf of Mexico. The well was drilled from an existing well bore to approximately 12,000 feet. The well encountered productive sands and was tested at a rate of approximately 7,000 Mcf of gas per day. The cost of drilling this well was approximately $1.4 million, net to the Company's 40% working interest. This well is producing at approximately 6,500 Mcf of gas per day and 115 barrels of oil per day.

During June 1996, the Company participated in the drilling of an 8,000 foot exploratory test well on a prospect located across Block 144 and Block 109 of the South Timbalier area. During early July 1996, the well was tested and encountered no commercial production and was subsequently abandoned. The cost of the well was approximately $600,000, net to the Company's 50% working interest. The Company also has written off the approximate $350,000 leasehold cost of this property.

During early July 1996, the Company participated in a second exploratory well in the South Timbalier area. The 5,700 foot well was drilled on a prospect situated across Block 109 and Block 102 and encountered no commercial production. This well cost approximately $750,000, net to the Company's 50% interest.

GRAND ISLE. During June 1996, the Company participated in the drilling of an 8,000 foot development well on block 82 of the Grand Isle area of the Gulf of Mexico. The well encountered productive sands and is producing at approximately 4,200 Mcf of gas per day. Total cost of the well was approximately $1.0 million, net to the Company's 39% working interest.

EXPENSE FOR UNSUCCESSFUL WELLS. Since the Company follows the successful efforts method of accounting, the drilling costs and the leasehold writeoffs of approximately $1.7 million for the two unsuccessful South Timbalier exploratory wells will be expensed based on the costs incurred during the second and third quarters of 1996. Although the two wells were completed in July 1996, the leasehold writeoffs and a portion of the exploration costs were incurred prior to that time. Therefore, $750,000 of this cost was expensed during the second quarter of 1996 while approximately $950,000 of additional costs will be expensed during the third quarter of 1996.

PROPERTY SALES. During January 1996, the Company sold its interest in Vermilion Block 284 for approximately $2.0 million. The Company also sold other nonstrategic oil and gas properties during 1996 for aggregate sales proceeds of approximately $400,000. As a result of these sales, the Company recorded a gain of approximately $820,000 during 1996.

REPAYMENT OF OUTSTANDING DEBT. During 1996, the Company has repaid a net $8.0 million of outstanding debt under its long-term credit facility. The Company used the $2.0 million proceeds received from the Vermilion 284 property sale and approximately $6.0 million of cash flow from operations to make this debt repayment.

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

The borrowing base under the facility is subject to redetermination semi-annually (on or before May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective May 1, 1996, the new borrowing base under the credit facility was $25.5 million, based on the lending banks' semi-annual redetermination, which began reducing by $1.0 million per month beginning June 1, 1996. As of June 30, 1996, outstanding indebtedness under the agreement was $11.3 million with an additional $200,000 of letters of credit outstanding.

The Company's borrowing capacity will be substantially reduced over the next year (by at least $12.0 million) unless there is substantial improvement in oil and gas prices or the Company is successful in proving up additional reserve quantities. On the other hand, should prices fall below those currently experienced and/or should the Company's reserve base be subject to downward revision, the amount of the credit reduction could increase and such increase could be substantial. Based on the borrowing base redetermination received in May 1996 coupled with the repayment of outstanding borrowings during 1996, the Company was not required to classify any of its outstanding long-term borrowings as current at June 30, 1996. The Company feels that sufficient cash flow will be derived from its oil and gas sales to meet its scheduled future debt repayments. As stated above, however, the borrowing base and the amount of current maturities of debt is subject to change.

WORKING CAPITAL

At June 30, 1996, the Company had a working capital deficit of approximately $675,000. The primary cause of the working capital deficit is the classification as current liabilities of the accrued liabilities for abandonment costs, operating expenses attributable to the sale of a production payment on two properties, and gas imbalance liabilities (deferred revenues), all of which are expected to be paid during the next 12 months. There is no offsetting current asset for any of these liabilities; rather, they will to be repaid using cash flow from operations of the Company's oil and gas properties, which are reflected as a long-term asset on the Consolidated Balance Sheets in accordance with generally accepted accounting principles.

The Company's ability to reduce the existing working capital deficit while maintaining an active drilling program and normal operations will depend upon the net cash flows generated from its oil and gas properties. In this regard, the Company's future net revenues are expected to decline significantly during the remainder of 1996 and beyond due to the rapid depletion of the Company's offshore oil and gas properties. This will result in reduced discretionary cash flow available for expansion of existing operations, new acquisitions and general corporate purposes. However, based on current conditions, management believes that the Company has the financial capability to satisfy its working capital deficit and debt service requirements, while sustaining capital expenditures and meeting operating needs arising in the ordinary course of business.

CAPITAL EXPENDITURES

As previously stated, the Company has devoted a substantial portion of its available cash flow to drilling opportunities on its offshore properties and the reduction of its outstanding borrowings under its long-term credit facility. In addition to the drilling activity discussed, the Company has been notified by the operators of several of its offshore properties of their intentions to propose additional exploratory and development drilling activity during the remainder of 1996. Therefore, the Company has increased its original capital expenditure budget for 1996 from approximately $8.0 million to approximately $15.0 million.

If the Company does not participate in a drilling operation proposed on one of its properties, under the terms of the pertinent Joint Operating Agreement, the Company could be subject to a substantial penalty being imposed on its interest in a specific well. Accordingly, management plans to carefully evaluate all proposed projects which represent a substantial draw on corporate resources or which reduce near term liquidity. In addition, the Company continues to evaluate possible acquisition and divestiture opportunities in an effort to upgrade the Company's reserve base, primarily in geographic areas where the Company possesses operating expertise and where the property profiles have a longer reserve life.

It is anticipated that the Company's 1996 exploratory and development drilling operations will be funded with cash flow from the Company's oil and gas properties. However, significant changes in oil and gas prices or significant revisions in the reserve volumes securing the Company's long-term credit facility could require management to dedicate all or a substantial portion of the Company's cash flow to meet working capital needs and debt maturities, thereby precluding the Company from participating in proposed drilling opportunities.

                             RESULTS OF OPERATIONS

The following table highlights the production volumes, average oil and gas prices and revenues received by the Company and production and operating expenses for the six month and three month periods ended June 30, 1996 and 1995.

                                                          For the Six Months             For the Three Months
                                                            Ending June 30,                  Ending June 30,
                                                    ------------------------------- -------------------------------
                                                                         Percentage                      Percentage
                                                      1996       1995      Change     1996       1995      Change
                                                    --------  ---------- ---------  --------  ----------  ---------

PRODUCTION VOLUMES:
Oil (Mbbls)                                              460         592     (22%)       243         303     (20%)
Gas (including NGL's)(Mmcf)                            7,006      10,148     (31%)     3,434       5,143     (33%)
BOE (Mbbls)(1)                                         1,627       2,284     (29%)       815       1,161     (30%)

PRICES:
Oil ($/Bbl)                                          $ 17.05     $ 16.91       1%    $ 16.81     $ 17.06      (1%)
Gas ($/Mcf)                                          $  1.92     $  1.56      23%    $  1.77     $  1.50      18%

GROSS OIL AND GAS REVENUE (IN THOUSANDS):
Oil                                                  $ 7,845     $10,011     (22%)   $ 4,085     $ 5,168     (21%)
Gas (including NGL's)                                 13,484      15,834     (15%)     6,085       7,734     (21%)
                                                     -------     -------             -------     -------

  Total Oil and Gas Revenue                          $21,329     $25,845     (17%)   $10,170     $12,902     (21%)
                                                     =======     =======             =======     =======

PRODUCTION EXPENSES (IN THOUSANDS):
Lease Operating Expenses                             $ 7,636     $ 9,041     (16%)   $ 3,675     $ 4,689     (22%)
Production Taxes                                         617         611       1%        307         309      (1%)
                                                     -------     -------             -------     -------

  Total Production Expenses                          $ 8,253     $ 9,652     (14%)   $ 3,982     $ 4,998     (20%)
                                                     =======     =======             =======     =======

ABANDONMENT AND EXPLORATION COSTS                    $   921     $   498      85%    $   878     $   133     560%
                                                     =======     =======             =======     =======

GENERAL AND ADMINISTRATIVE EXPENSE                   $ 2,281     $ 2,606     (12%)   $ 1,042     $ 1,453     (28%)
                                                     =======     =======             =======     =======

INTEREST EXPENSE                                     $   674     $ 1,134     (41%)   $   307     $   568     (46%)
                                                     =======     =======             =======     =======

DEPRECIATION, DEPLETION & AMORTIZATION
   OF OIL AND GAS PROPERTIES                         $ 7,857     $10,873     (28%)   $ 3,745     $ 5,752     (35%)
                                                     =======     =======             =======     =======

PRODUCTION COSTS PER BOE                             $  5.07     $  4.23      20%    $  4.89     $  4.30      14%
                                                     =======     =======             =======     =======

DEPRECIATION, DEPLETION & AMORTIZATION
   PER BOE                                           $  4.83     $  4.76       1%    $  4.60     $  4.95      (7%)
                                                     =======     =======             =======     =======

(1) Natural gas is converted into oil equivalents at a rate of six Mcf per each barrel of oil.

  The following comparison of results of operations of the Company for the six and three month periods ended June 30, 1996 and 1995 was prepared from the combined results of operations of CEC and Edisto E&P as if the Edisto Transaction had occurred on January 1, 1995, with the preacquisition net loss of CEC for the respective periods being eliminated for purposes of determining net income. See Note 1 under "Notes to Consolidated Financial Statements" for additional information regarding the reverse acquisition method of accounting used for the Edisto Transaction.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

  Revenues. Oil and gas revenue decreased by approximately $4.5 million or 17% between the six month periods ended June 30, 1996 and 1995. The average price the Company received for its oil and gas sales increased by 1% and 23%, respectively, between the corresponding periods. Oil and gas production decreased by 22% and 31%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production decline associated with the Company's offshore Gulf of Mexico properties. The effects of these production declines was partially offset by the additional drilling on the Company's South Timbalier Block 144 property completed in late 1995 and the addition of the Sensor properties purchased in mid 1995. As previously stated, the Company's offshore properties are subject to inherent steep production declines. In order to minimize the future effects of such declines, the Company must replace its reserves through its exploratory and development drilling and acquisition activities.

  Price Risk Management/Hedging. The Company uses a combination of futures contracts traded on the NYMEX and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded hedging losses of approximately $4.5 million for the six month period ended June 30, 1996, and hedging income of approximately $400,000 for the corresponding period of 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price the Company received for its oil and gas sales.

  The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. The past harsh winter, however, drove prices up substantially which caused the hedging losses in 1996.

  Production Expenses. Production expenses decreased by approximately $1.4 million or 14% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the six months ended June 30, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expenses per barrel of oil equivalent ("BOE") was $5.07 and $4.23 for the six months ended June 30, 1996 and 1995, respectively. The increase in production expense per BOE is caused by the decreased offshore production without a corresponding decrease in production expense.

  Abandonment and Exploration Costs. Abandonment and exploration costs increased by $423,000 between the corresponding periods. The Company accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that the Company had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for 1996.

  During the second quarter of 1996, the Company expensed approximately $750,000 of exploration costs and leasehold writeoffs associated with two unsuccessful South Timbalier exploratory wells based on the costs incurred. The Company will expense approximately $950,000 of additional costs during the third quarter of 1996 related to these wells.

  Impairment of Oil and Gas Properties Under SFAS No. 121. Prior to 1995, the Company provided an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceed undiscounted future net revenues attributable to proved oil and gas reserves on an overall basis. During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires the Company to provide an impairment reserve for proved oil and gas properties to the extent that total capitalized costs, less accumulated depreciation and depletion, exceed undiscounted expected future cash flows attributable to proved oil and gas reserves on a property-by-property basis. The Company adopted the provisions of SFAS No. 121 during the fourth quarter of 1995.

  The Company regularly assesses the need for an impairment of its oil and gas properties. The Company's SFAS No. 121 evaluation for the second quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996.

  General and Administrative Expenses. General and administrative expenses decreased by approximately $325,000 between the corresponding periods. The primary contributor to the decrease in general and administrative expense was the inclusion of employee severance cost in 1995 subsequent to the Company's reorganization upon closing of the Edisto Transaction. In addition, the Company incurred lower office rent expense after Edisto E&P terminated its existing office lease in mid 1995.

  Interest Expense. Interest expense decreased by approximately 41% due to the repayment of a short-term promissory note issued in connection with the Company's purchase of the oil and gas assets of a former affiliate. The short-term promissory note was repaid simultaneously with the closing of the Edisto Transaction. In addition, the Company repaid a substantial portion of its outstanding borrowings under its long-term credit facility during 1996.

  Depreciation, Depletion and Amortization ("DD&A"). DD&A on oil and gas properties decreased by approximately $3.0 million or 28% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE was $4.83 for the six month period ended June 30, 1996, compared to $4.76 for the corresponding period of 1995.

  Gain on Asset Sales. In mid-January 1996, the Company completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million, which resulted in a gain of approximately $620,000. In addition, the Company sold several other nonstrategic oil and gas properties during 1996 for aggregate sale proceeds of approximately $400,000, which resulted in a gain of approximately $200,000.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995.

  Revenues. Oil and gas revenue decreased by approximately $2.7 million or 21% between the three month periods ended June 30, 1996 and 1995. The average price the Company received for its oil and gas sales decreased by 1% while the price received for natural gas sales increased by 18%. As previously discussed, the primary reason for the decease in oil and gas sales volumes was due to the sale of several properties during 1995 and 1996 coupled with the steep productions declines on the Company's offshore properties.

  Price Risk Management/Hedging. As previously stated, the Company uses futures contracts and swap agreements to hedge its oil and gas production thereby assuring stable cash flow. As a result of the sharp increase in oil and gas prices during the past winter, the Company has experienced losses associated with the contracts. For the three months ended June 30, 1996, the Company has recorded hedging losses of approximately $2.3 million compared to hedging losses of $200,000 for the corresponding period of 1995. As previously stated, the Company records gains and losses realized on its hedging activities as oil and gas sales revenue, accordingly, such amounts are reflected in the per unit price the Company received for its oil and gas sales.

  Production Expenses. Production expenses decreased by approximately $1.0 million or 20% between the three months ended June 30, 1996 and 1995. The decrease in production expenses was primarily due to the aforementioned decrease in workover expense. Production expenses per BOE were $4.89 and $4.30 between the corresponding periods.

  Abandonment and Exploration Costs. Abandonment and exploration costs increased by $745,000 between the corresponding periods. The Company accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that the Company had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for 1996.

  During the second quarter of 1996, the Company expensed approximately $750,000 of exploration costs and leasehold writeoffs associated with two unsuccessful South Timbalier exploratory wells based on the costs incurred.

The Company will expense approximately $950,000 of additional costs during the third quarter of 1996 related to these wells.

  General and Administrative Expenses. As previously stated, the Company recorded employee severance expense during 1995 in conjunction with its reorganization following the Edisto Transaction. As a result, general and administrative expense decreased in 1996 by approximately 28%.

  Interest Expense. Interest expense decreased by approximately 46% between the corresponding periods. As previously stated, the Company repaid a short-term note payable to an affiliate in 1995 and repaid a substantial portion of its outstanding long-term borrowings in 1996.

  Depreciation, Depletion and Amortization ("DD&A"). DD&A on oil and gas properties decreased by approximately $2.0 million or 35% between the corresponding periods. As previously stated, the decrease in DD&A was directly related to the previously mentioned production declines.

  Impairment of Oil and Gas Properties Under SFAS No. 121. The Company's SFAS No. 121 evaluation for the second quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million based on production problems encountered during the second quarter of 1996.

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

  The Company will continue to monitor energy prices and may enter into subsequent hedging transactions in the ordinary course of business as management deems appropriate. Management cannot predict at what level product prices will be sustained due to factors beyond the Company's control, such as worldwide oil supplies and regional world politics.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

  Note 8 of the "Notes to the Consolidated Financial Statements" is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company was held on June 3, 1996 (the "Meeting"). The purposes of the Meeting were to (i) elect a board of seven directors, (ii) to approve the adoption of the 1995 Stock Incentive Plan, and (iii) to ratify the selection of Arthur Andersen LLP as the independent public accountants of the Company for 1996. A total of 9,193,152 shares or 88.3% of the 10,412,722 outstanding shares of Convest's Common Stock, par value $.01 per share, entitled to vote at the Meeting were voted in person or by proxy.

     Results of voting on the election of directors are as follows:

                                                                    Shares          Shares Present
Director Nominee                              Shares For            Withheld         But Not Voting
- ----------------                              ----------            --------        ---------------
Timothy J. Andrews                             9,060,044            133,108                 0
E. Murray Gullatt                              9,059,785            133,367                 0
Richard T. Howell                              9,059,916            133,236                 0
Vernon T. Jones, Sr.                           9,059,995            133,157                 0
Michael Y. McGovern                            9,059,867            133,285                 0
Franklin Myers                                 9,060,239            132,913                 0
Leonard B. Rosenberg                           9,059,747            133,405                 0

The following votes were cast with respect to the approval of the 1995 Stock Incentive Plan:


Shares For    Shares Against  Shares Abstaining  Broker Non-Votes
- ----------    --------------  -----------------  ----------------
8,148,103         228,324           39,713           777,012

  The following votes were cast with respect to the ratification of Arthur
     Andersen LLP as the Company's independent public accountants for 1996.

Shares For    Shares Against  Shares Abstaining  Broker Non-Votes
- ----------    --------------  -----------------  ----------------
9,160,220           8,611           24,321                 0

ITEM 6. (A) EXHIBITS.

    27    -     Financial Data Schedule

    None.


  (B)  REPORTS ON FORM 8-K

    None.

                                 SIGNATURES



  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            CONVEST ENERGY CORPORATION

                            (Registrant)


                             By:  /s/ Gary L. Pittman
                                  --------------------------------------
                                  Gary L. Pittman
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Accounting Officer)


Date: August 13, 1996