Form 10-Q
period 1996-09-30
CONVEST ENERGY CORP /TX/
filed 1996-11-14
CIK 868738

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-10652

                           CONVEST ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


          TEXAS                                   76-0312028
    (State or jurisdiction of                (I.R.S. employer
   incorporation or organization)         identification number)



2401 FOUNTAIN VIEW DRIVE, SUITE 700                77057
         HOUSTON, TEXAS                          (Zip Code)
(Address of principal executive offices)


                                 (713) 780-1952
              Registrant's telephone number, including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No ______
                                          -----

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at November 13, 1996, was 10,412,722.

                                    1 of 23

                           CONVEST ENERGY CORPORATION

                         Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1996

                                     INDEX

I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements of Convest Energy Corporation:


               Consolidated Balance Sheets...........................................  3
               Consolidated Statements of Operations.................................  4
               Consolidated Statements of Stockholders' Equity.......................  6
               Consolidated Statements of Cash Flows.................................  7
               Notes to Consolidated Financial Statements............................  8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................... 15


II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..................................................... 22

     Item 6.   Exhibits and Reports on Form 8-K...................................... 22
     Signature....................................................................... 23

                           CONVEST ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                September 30,               December 31,
                                                                     1996                       1995
                                                                -------------               ------------
                                                                 (Unaudited)
                            ASSETS
Current assets:
 Cash and cash equivalents                                           $  4,273                   $    674
 Restricted cash                                                          333                        333
 Accounts receivable:
   Oil and gas production - less allowance
    for doubtful accounts of $816                                       5,802                      7,958
   Other                                                                  609                        252
 Other current assets                                                   2,565                      6,223
                                                                     --------                   --------
   Total current assets                                                13,582                     15,440
                                                                     --------                   --------

Property and equipment:
 Oil and gas properties, successful efforts method                    116,026                    114,201
 Other                                                                    475                        364
 Less accumulated depreciation and depletion                          (60,048)                   (50,225)
                                                                     --------                   --------
                                                                       56,453                     64,340
                                                                     --------                   --------

Other noncurrent assets                                                 2,959                      2,177
                                                                     --------                   --------

                                                                      $72,994                   $ 81,957
                                                                     ========                   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                           $           -                   $  1,625
 Accounts payable:
   Oil and gas production                                              10,140                      9,609
   Affiliates                                                             588                        550
 Accrued liabilities and other                                          5,476                      3,803
 Deferred revenue                                                       2,120                      2,010
                                                                     --------                   --------
   Total current liabilities                                           18,324                     17,597
                                                                     --------                   --------

Long-term liabilities:
 Long-term debt, net of current maturities                              8,503                     17,553
 Deferred revenue                                                         573                        691
 Other noncurrent liabilities                                           7,979                     11,099
                                                                     --------                   --------
                                                                       17,055                     29,343
                                                                     --------                   --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par value; authorized 5 million shares;
  none issued or outstanding                                                -                          -
 Common stock, $.01 par value; 20,000,000 shares
  authorized, 10,412,722 issued at September 30, 1996 and
  December 31, 1995                                                       104                        104
 Additional paid-in capital                                            47,798                     47,798
 Retained earnings (deficit)                                          (10,287)                   (12,885)
                                                                     --------                   --------
                                                                       37,615                     35,017
                                                                     --------                   --------

                                                                      $72,994                   $ 81,957
                                                                     ========                   ========

                           CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)

                                                                      Nine Months Ended
                                                                        September 30,
                                                        -------------------------------------
                                                             1996                    1995
                                                        ------------              -----------
                                                                     (Unaudited)
 Revenues:
   Oil and gas sales                                     $  32,574                $   37,208
 Gas plant revenues                                          1,060                       930
 Gain (loss) on asset sale                                     817                      (515)
 Other, net                                                     44                       201
                                                         ---------                ----------
                                                            34,495                    37,824
                                                         ---------                ----------

Expenses:
  Production:
     Lease operating expense                                10,710                    13,180
     Gas plant operating expense                               361                       360
     Production taxes                                          992                       904
  Abandonment and exploration costs                          1,724                       680
  General and administrative expenses                        3,506                     3,724
  Interest expense                                             896                     1,594
  Depreciation, depletion and amortization                  12,360                    16,090
  Impairment of oil and gas properties                       1,120                        -
                                                        ----------                ----------
                                                            31,669                    36,532
                                                        ----------                ----------

Net income before elimination of preacquisition
  net loss and income taxes                                  2,826                     1,292

   Elimination of preacquisition
    net loss of predecessor                                      -                     1,664
                                                        ----------                ----------

Net income before income taxes                               2,826                     2,956

Income tax provision                                           228                         9
                                                        ----------                ----------

Net income                                              $    2,598                $    2,947
                                                        ==========                ==========

Net income per share (See Note 2)                       $     0.25                $     0.38
                                                        ==========                ==========

Weighted average common shares outstanding                  10,413                     7,672
                                                        ==========                ==========

          See accompanying notes to consolidated financial statements

                          CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Data)

                                                       Three Months Ended
                                                         September 30,
                                                   --------------------------
                                                     1996              1995
                                                   --------          --------
                                                           (Unaudited)
Revenues:
 Oil and gas sales                                  $ 11,245         $ 11,363
 Gas plant revenues                                      356              307
 Gain (loss) on asset sale                                (1)            (218)
 Other, net                                             (160)              30
                                                   ---------         --------

                                                      11,440           11,482
                                                   ---------         --------

Expenses:
  Production:
     Lease operating expense                           3,074            4,139
     Gas plant operating expense                         128              123
     Production taxes                                    375              293
  Abandonment and exploration costs                      804              182
  General and administrative expenses                  1,225            1,118
  Interest expense                                       222              460
  Depreciation, depletion and amortization             4,452            5,121
                                                   ---------         --------

                                                      10,280           11,436
                                                   ---------         --------

Net income (loss) before income taxes                  1,160               46

Income tax provision                                      11                -
                                                   ---------         --------

Net income (loss)                                  $   1,149         $     46
                                                   =========         ========

Net income (loss) per share (See Note 2)           $    0.11         $      -
                                                   =========         ========

Weighted average common shares outstanding            10,413           10,413
                                                   =========         ========

                           CONVEST ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (In Thousands)

                                  (Unaudited)

                                   Common      Common   Additional  Retained
                                   Shares      Stock,    Paid-In    Earnings
                                 Outstanding  $.01 par   Capital    (Deficit)    Total
                                 -----------  --------  ----------  ---------  ---------

Balance at December 31, 1995          10,413      $104  $   47,798  $ (12,885) $  35,017

Net income                                 -         -           -      2,598      2,598
                                 -----------  --------  ----------  ---------  ---------

Balance at September 30, 1996         10,413      $104  $   47,798  $ (10,287) $  37,615
                                 ===========  ========  ==========  =========   ========

         See accompanying notes to consolidated financial statements.

                           CONVEST ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                              1996               1995
                                                                           ----------         ----------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $    2,598         $    2,947
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization                                   12,360             12,553
    Impairment of oil and gas properties                                        1,120                  -
    (Gain) loss on sale of oil and gas properties                                (817)               515
    Abandonment and exploration costs                                           1,568                400
    Decrease (increase) in accounts receivable                                  1,770             (3,125)
    Increase (decrease) in accounts payable and accrued liabilities              (608)                72
    Other, net                                                                     17               (107)
                                                                           ----------         ----------
      Net cash flow provided by operating activities                           18,008             13,255
                                                                           ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash received in reverse acquisition of CEC by Edisto E&P                          -                716
 Acquisition, exploration and development of oil and
  gas properties                                                               (9,000)            (9,273)
 Advances to working interest owners                                           (1,088)                 -
 Proceeds from sales of oil and gas properties                                  2,231               (312)
 Sale of investment in affiliates                                                   -              7,351
 Sale of short-term investments                                                 4,235                464
 Increase in other current and noncurrent assets                                 (112)              (828)
                                                                           ----------         ----------
      Net cash used in investing activities                                    (3,734)            (1,882)
                                                                           ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on long-term debt                                                   3,100              2,075
 Payments on long-term debt                                                   (13,775)           (10,250)
 Payment of note payable                                                            -             (5,212)
 Distribution of certain assets and
   liabilities to affiliate                                                         -               (652)
                                                                           ----------         ----------
      Net cash used in financing activities                                   (10,675)           (14,039)
                                                                           ----------         ----------

Net increase (decrease) in cash and cash equivalents                            3,599             (2,666)
Cash and cash equivalents, beginning of period                                  1,007              4,956
                                                                           ----------         ----------
Cash and cash equivalents, end of period                                     $  4,606           $  2,290
                                                                           ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                    $  1,258           $    910
                                                                           ==========         ==========

     Cash paid during the period for taxes                                   $    306           $      9
                                                                           ==========         ==========

         See accompanying notes to consolidated financial statements.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     Convest Energy Corporation, a Texas corporation ("Convest" or the "Company"), is an independent oil and gas exploration and production company whose common stock is traded on the American Stock Exchange.

     On June 26, 1995, the Company acquired all of the outstanding capital stock of Edisto Exploration & Production Company ("Edisto E&P") from Edisto Resources Corporation ("Edisto") in exchange for 6,185,400 newly issued shares of Convest's common stock and $10,000 in cash. The newly issued shares of Convest common stock increased Edisto's interest in Convest from 31% to 72%. Upon closing of this transaction with Edisto (the "Edisto Transaction"), Convest's Board was restructured so that affiliates of Edisto constituted a majority of the directors. In April 1996, Edisto purchased additional shares of Convest common stock on the open market which increased Edisto's ownership percentage of Convest to 73%.

     Since Edisto acquired control of Convest in the Edisto Transaction, the acquisition of Edisto E&P has been accounted for as a reverse acquisition with Edisto E&P being considered the acquiring entity. Accordingly, all future references to "Convest" or the "Company" will apply to Edisto E&P, and any references to "CEC" will apply solely to Convest Energy Corporation prior to the reverse acquisition. In accordance with the accounting rules for a reverse acquisition, the following should be noted when reviewing the consolidated financial statements of the Company presented herein:

     (i) The Consolidated Statements of Operations of the Company for the periods ended September 30, 1995 sets forth the combined pro forma results of operations of Edisto E&P and CEC as if the Edisto Transaction had occurred on January 1, 1995, with the preacquisition net loss of CEC for such periods being eliminated for purposes of determining net income.

     (ii) The Consolidated Statement of Cash Flows of the Company for the nine months ended September 30, 1995 sets forth nine months of the cash flows of Edisto E&P and only the cash flows of CEC for the three months ended September 30, 1996, and accordingly, is not comparable with the cash flows for the nine months ended September 30, 1996, which includes the cash flows of both Edisto E&P and CEC.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     PROPERTY AND EQUIPMENT. The Company follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for the Company's properties were prepared by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent barrel of oil production was $4.98 and $4.79 for the nine month periods ended September 30, 1996 and 1995, respectively, and $5.28 and $4.87 for the three month periods ended September 30, 1996 and 1995, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

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

     The Company's SFAS 121 evaluation for the second and third quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million during the second quarter of 1996, based on production problems encountered during the period. No impairment loss was recorded during the third quarter of 1996.

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

     Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to the estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. Following the Edisto Transaction, the Company continued to be subject to the Abandonment Fund payments covering the properties in which the Company owns a working interest. As of September 30, 1996 and December 31, 1995, the Company was subject to total Abandonment Fund payments of $4.3 million.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of September 30, 1996 and December 31, 1995, the Company had made payments totaling $4.2 million and $3.7 million to the Abandonment Fund, respectively. These payments were applied to the Company's total abandonment reserve of $10.1 million and $10.8 million, as of September 30, 1996 and December 31, 1995, respectively, resulting in a net abandonment reserve of $5.9 million and $7.1 million as of those dates. The current portion of the abandonment reserve was $2.2 million and $556,000 as of September 30, 1996 and December 31, 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

     LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., the Company established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of September 30, 1996 and December 31, 1995, the current balance of this reserve was $1.3 million and $1.8 million, respectively, and the long-term balance was $4.2 million and $4.6 million, respectively, and are included in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities" in the consolidated financial statements.

     GAS BALANCING. The Company uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at September 30, 1996 and December 31, 1995 were $2.3 million and $1.4 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Noncurrent Assets" in the consolidated financial statements.
Deferred revenue and payables resulting from overtakes of gas production at September 30, 1996 and December 31, 1995 were $2.7 million as of those dates and are included in "Deferred Revenue" and "Other Noncurrent Liabilities" in the consolidated financial statements.

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

     NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 10,412,722 and 7,671,931 for the nine months ended September 30, 1996 and 1995, respectively, and 10,412,722 for the three months ended September 30, 1996 and 1995. No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial. In accordance with the accounting rules for a reverse acquisition, the Company's capital structure was restated so that Edisto E&P assumed CEC's capital structure as of the date of the Edisto Transaction (June 26, 1995) and prior period equity balances and earnings per share were retroactively adjusted to reflect this change.

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

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant estimates are discussed herein.

(3)  ACQUISITIONS/DISPOSITIONS
     -------------------------

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

(4)  RELATED PARTY TRANSACTIONS
     --------------------------

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

     During January 1995, CEC entered into a gas marketing agreement with Energy Source, Inc. ("Energy Source"), a wholly-owned subsidiary of Edisto, whereby Energy Source markets a substantial portion of the Company's gas production and assumes certain related administrative functions. In exchange for its services, Energy Source receives a fee of no more than 2% of the spot market price. Effective November 1, 1995, the Company and Energy Source extended the term of the agreement to December 31, 1996, with the Company having the right to renegotiate the pricing structure at each six month interval of the extended term. The Company and Energy Source are currently reviewing the gas marketing agreement to determine under what terms and conditions the agreement should be extended. For the nine months ended September 30, 1996, Energy Source marketed approximately 54% of the Company's gas production. Under the agreement, Energy Source takes title to the gas before reselling it, thereby creating an account receivable from Energy Source for the sold gas. At September 30, 1996 and December 31, 1995, the account receivable from Energy Source was $2.7 million and $4.7 million, respectively, which is included in "Accounts Receivable - Oil and Gas Production" on the Consolidated Balance Sheets. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security.

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(5)  HEDGING ACTIVITIES
     ------------------

     As previously stated, the Company conducts its hedging activities through futures contracts traded on the NYMEX and price swap agreements with major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by the Company at September 30, 1996 and December 31, 1995:

                          CONVEST ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          September 30, 1996            December 31, 1995
                        ----------------------   --------------------------------
                          Oil(1)       Gas           Oil(1)            Gas
                        -----------  ---------    ------------  -----------------
       Quantity Sold     82 MBbls    550 MMcf      285 MBbls       8,220 MMcf
       Maximum Term      2 Months    4 Months      11 Months        10 Months
       Average Price      $18.36        $2.34        $17.23          $1.86

_______________________________

     (1) Excludes certain oil volumes attributable to the 1992 sale of certain future production to Enron Reserve Acquisition Corp. which volumes are subject to a contractual price of $17.00 per barrel.

     Gains and losses realized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As of September 30, 1996 and December 31, 1995, the Company recorded deferred hedging losses of $492,000 and $421,000, respectively, which is included in "Other Current Assets" in the accompanying Consolidated Balance Sheets. The cash margin required by the counterparties to the Company's hedging activities totaled $817,000 and $5.1 million as of September 30, 1996 and December 31, 1995, respectively, which is included in "Other Current Assets" in the accompanying Consolidated Balance Sheets.

     As a result of the Company's hedging activities, the Company recorded hedging losses of approximately $6.3 million and $1.8 million for the nine and three month periods ended September 30, 1996, respectively, and hedging income of approximately $785,000 and $385,000 for the nine and three months ended September 30, 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying Consolidated Statements of Operations. The Company has substantially decreased its hedged activities for the remainder of 1996 and 1997.

(6)  INCOME TAXES
     ------------

     The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS No. 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

     For the nine months and three months ended September 30, 1996, the Company recorded current income tax expense of $228,000 and $11,000, respectively. The Company has provided a valuation allowance against substantially all of its net deferred tax assets as the "more-likely-than-not" criteria for recognition under SFAS No. 109 was not met. At December 31, 1995, the Company purchased approximately $3.3 million of NOL tax benefits from Edisto for $550,000 which is included in "Other Noncurrent Assets" in the accompanying balance sheets. See
Note 4 above regarding related party transactions. No valuation allowance was taken against such amount under SFAS No. 109 since the Company anticipates that the purchased NOLs will be utilized against the Company's current income tax.

(7)  LONG-TERM DEBT
     --------------

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

     The borrowing base is redetermined semi-annually on or before May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. As of September 30, 1996 and December 31, 1995, the borrowing base available under the Agreement was $21.5 and $29.8 million, respectively, and reduces by $1.0 million per month. During January 1996, the Company sold its interest in an offshore oil and gas property, and accordingly, the Company's borrowing base was reduced by approximately $1.8 million simultaneous with the sale of the property. Based on the Company's borrowing base in effect on December 31, 1995, after giving effect to the scheduled monthly borrowing base reductions, the Company's outstanding borrowings exceeded the borrowing base by $1.6 million at December 31, 1995, and accordingly, such amount was classified as current at such date.

     As of September 30, 1996 and December 31, 1995, outstanding indebtedness under the Agreement was $8.5 million and $19.2 million, respectively, with an additional $200,000 of letters of credit outstanding as of those dates, primarily related to performance bonds issued for oil and gas operations. At September 30, 1996, substantially all of the Company's outstanding borrowings were subject to an interest rate of prime plus 3/4% at an effective rate of approximately 9% per annum.

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Elizabeth Holt, et al. v. Sun E & P Company, et al., No. 3,217 in the 84th
     --------------------------------------------------
District Court, Hansford County, Texas. This suit was originally filed in August 1984, seeking to cancel a 13-section lease because there was no gas production for a period of approximately 120 days in 1983 when the gas purchaser's pipeline was shutdown for repairs. The plaintiff sought to terminate the lease by reason of non-production as of September 23, 1983. If successful, the Company would be liable for damages on past production in the range of $300,000 to $350,000, plus pre-judgment interest and attorneys fees, which would total approximately $400,000 to $450,000. At the trial held in August 1995, the trial judge ruled by interlocutory judgment in the Company's favor that the lease had been preserved by a timely shut-in payment. The Company expects this judgment to be appealed. A trial on damages against the other defendants was held in May 1996, wherein a judgment was rendered in favor of plaintiffs. The predecessor in interest to Convest has indemnified the Company to a maximum of $357,000 in value for the well provided that total damages exceed $250,000.

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

                     OVERVIEW AND SIGNIFICANT DEVELOPMENTS

     The significant events during the first nine months of 1996 are described below:

     RESULTS OF OPERATIONS.  The Company had net income of $1.1 million for the
     ----------------------
three months ended September 30, 1996 compared to net income of $46,000 for the same period of 1995, and net income of $2.6 million for the nine months ended September 30, 1996 compared to net income of $2.9 million for the corresponding period of 1995.

     The net income of $2.6 million for the nine months ended September 30, 1996 includes (i) a $1.1 million writedown during the second quarter of the Company's oil and gas properties due to SFAS No. 121, and (ii) exploration costs and leasehold writeoffs of approximately $1.5 million due to two unsuccessful exploratory wells in the South Timbalier prospect.

     MANAGEMENT CHANGES.  In September 1996, Richard T. Howell resigned from his
     -------------------
positions as the President and Chief Operating Officer of the Company, and as a director. Effective November 15, 1996, Gary L. Pittman is resigning from his position as an Executive Vice President and Chief Financial Officer of the Company. Michael Y. McGovern, the Chairman and Chief Executive Officer of the Company and Edisto, will assume the responsibilities of Mr. Howell and Mr. Pittman for the near future.

     SFAS NO. 121 IMPAIRMENT LOSS.  As a result of the Company's SFAS No. 121
     -----------------------------
evaluation of its proved oil and gas properties for the second quarter of 1996, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million in the second quarter of 1996 based on production problems encountered during the period. This impairment loss is described in more detail in Note 2 to the Consolidated Financial Statements and "Results of Operations - Impairment of Oil and Gas Properties Under SFAS No. 121" below. The Company recorded no impairment loss during the third quarter of 1996.

     SIGNIFICANT DRILLING OPERATIONS.  During 1996, the Company has invested a
     --------------------------------
substantial portion of its cash flow in drilling operations on its offshore properties. As described below under "Liquidity and Capital Resources -Capital Expenditures," the Company's capital expenditure budget for 1996 has increased from approximately $8.0 million to $15.0 million. This drilling activity will continue in the fourth quarter of 1996 with three wells to be drilled and three workovers scheduled to be completed during the period. The most significant drilling operations during 1996 are described below.

     EUGENE ISLAND 281. During early 1996, the Company participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an estimated completed well cost of approximately $1.0 million, net to the Company's 37% working interest, and tested at a daily rate of 1,276 barrels of oil and 1,699 Mcf of gas. The well was connected to existing production facilities on the platform and as of September 30, 1996, the well was flowing at approximately 600 barrels of oil per day and 300 Mcf of gas per day, but subsequently the production rates have declined.

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

     During June 1996, the Company participated in the drilling of an 8,000 foot exploratory test well on a prospect located across Block 144 and Block 109 of the South Timbalier area. At the completion of drilling in early

July 1996, the well encountered no commercial production and was subsequently abandoned. The cost of the well was approximately $600,000, net to the Company's 50% working interest. The Company also has written off the approximate $350,000 leasehold cost of this property.

     During early July 1996, the Company participated in a second exploratory well in the South Timbalier area. The 5,700 foot well was drilled on a prospect situated across Block 109 and Block 102 and encountered no commercial production. This well cost approximately $550,000, net to the Company's 50% interest.

     GRAND ISLE. During June 1996, the Company participated in the drilling of an 8,000 foot development well on Block 82 of the Grand Isle area of the Gulf of Mexico. The well encountered productive sands and is producing at approximately 4,200 Mcf of gas per day. Total cost of the well was approximately $1.0 million, net to the Company's 39% working interest.

     HIGH ISLAND. During September 1996, the Company participated in the drilling of a 12,000 foot development well on Block 195 of the High Island area of the Gulf of Mexico. The well encountered the objective formation and tested in excess of 5,000 mcf of gas per day. The Company is currently laying the flowline to the existing facilities and expects to be on production by mid November. Total cost of the well was approximately $1.0 million, net to the Company's 24% interest. The Company plans to drill a second well in this area late in the fourth quarter of 1996 or early in the first quarter of 1997.

     EXPENSE FOR UNSUCCESSFUL WELLS.  Since the Company follows the successful
     -------------------------------
efforts method of accounting, the drilling costs and the leasehold writeoffs of approximately $1.5 million for the two unsuccessful South Timbalier exploratory wells were expensed based on the costs incurred during the second and third quarters of 1996. Although the two wells were completed in July 1996, the leasehold writeoffs and a portion of the exploration costs were incurred prior to that time. Therefore, $750,000 of this cost was expensed during the second quarter of 1996 while approximately $790,000 of additional costs were expensed during the third quarter of 1996.

     PROPERTY SALES.  During January 1996, the Company sold its interest in
     ---------------
Vermilion Block 284 for approximately $2.0 million. The Company also sold other nonstrategic oil and gas properties during 1996 for aggregate sales proceeds of approximately $400,000. As a result of these sales, the Company recorded a gain of approximately $820,000 during 1996.

     REPAYMENT OF OUTSTANDING DEBT.  During 1996, the Company has repaid a net
     ------------------------------
$10.7 million of outstanding debt under its long-term credit facility. The Company used the $2.0 million proceeds received from the Vermilion 284 property sale and approximately $8.7 million of cash flow from operations to make this debt repayment.

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

     The borrowing base under the facility is subject to redetermination semi-annually (on or before May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective May 1, 1996, the new borrowing base under the credit facility was $25.5 million, based on the lending banks' semi-annual redetermination, which began reducing by $1.0 million per month beginning June 1, 1996. As of September 30, 1996, outstanding indebtedness under the agreement was $8.5 million with an additional $200,000 of letters of credit outstanding.

     The Company's borrowing capacity will be substantially reduced over the next year (by at least $12.0 million) unless there is substantial improvement in oil and gas prices or the Company is successful in proving up additional reserve quantities. On the other hand, should prices fall below those currently experienced and/or should the Company's reserve base be subject to downward revision, the amount of the credit reduction could increase and such increase could be substantial. Based on the borrowing base redetermination received in May 1996 coupled with the repayment of outstanding borrowings during 1996, the Company was not required to classify any of its outstanding long-term borrowings as current at September 30, 1996. The Company feels that sufficient cash flow will be derived from its oil and gas sales to meet its scheduled future debt repayments. As stated above, however, the borrowing base and the amount of current maturities of debt is subject to change.

WORKING CAPITAL

     At September 30, 1996, the Company had a working capital deficit of approximately $4.7 million. The primary cause of the working capital deficit is the classification as current liabilities of the accrued liabilities for abandonment costs, operating expenses attributable to the sale of a production payment on two properties, and gas imbalance liabilities (deferred revenues), all of which are expected to be paid during the next 12 months. There is no offsetting current asset for any of these liabilities; rather, they will be repaid using cash flow from operations of the Company's oil and gas properties, which are reflected as a long-term asset on the Consolidated Balance Sheets in accordance with generally accepted accounting principles.

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

                             RESULTS OF OPERATIONS

     The following table highlights the production volumes, average oil and gas prices and revenues received by the Company and production and operating expenses for the nine month and three month periods ended September 30, 1996 and 1995.

                                                       For the Nine Months                 For the Three Months
                                                       Ending September 30,                 Ending September 30,
                                           ----------------------------------------  ---------------------------------------
                                                                       Percentage                            Percentage
                                               1996        1995         Change         1996         1995       Change
                                           ----------   ----------   ---------------  ---------   --------   ----------------
PRODUCTION VOLUMES:
   Oil (Mbbls)                                   715          903         (21%)           255          309     (17%)
   Gas (including NGL's)(Mmcf)                10,494       14,562         (28%)         3,488        4,416     (21%)
   BOE (Mbbls)/(1)/                            2,464        3,330         (26%)           837        1,045     (20%)

PRICES:
   Oil ($/Bbl)                               $ 17.83      $ 17.16           4%        $ 19.22      $ 17.74       8%
   Gas ($/Mcf)                               $  1.89      $  1.49          27%        $  1.82      $  1.33      37%

GROSS OIL AND GAS REVENUE (IN THOUSANDS):
   Oil                                       $12,746      $15,492         (18%)       $ 4,901      $ 5,481     (11%)
   Gas (including NGL's)                      19,828       21,716          (9%)         6,344        5,882       8%
                                             -------      -------                     -------      -------

       Total Oil and Gas Revenue             $32,574      $37,208         (12%)       $11,245      $11,363      (1%)
                                             =======      =======                     =======      =======

PRODUCTION EXPENSES (IN THOUSANDS):
   Lease Operating Expenses                  $10,710      $13,180         (19%)       $ 3,074      $ 4,139     (26%)
   Production Taxes                              992          904          10%            375          293      28%
                                             -------      -------                     -------      -------

       Total Production Expenses              11,702      $14,084         (17%)       $ 3,449      $ 4,432     (22%)
                                             =======      =======                     =======      =======

ABANDONMENT AND EXPLORATION COSTS            $ 1,724      $   680         154%        $   804      $   182     342%
                                             =======      =======                     =======      =======

GENERAL AND ADMINISTRATIVE EXPENSE           $ 3,506      $ 3,724          (6%)       $ 1,225      $ 1,118      10%
                                             =======      =======                     =======      =======

INTEREST EXPENSE                             $   896      $ 1,594         (44%)       $   222      $   460     (52%)
                                             =======      =======                     =======      =======

DEPRECIATION, DEPLETION & AMORTIZATION
   OF OIL AND GAS PROPERTIES                 $12,279      $15,966         (23%)       $ 4,422      $ 5,094     (13%)
                                             =======      =======                     =======      =======

PRODUCTION COSTS PER BOE                     $  4.75      $  4.22          13%        $  4.12      $  4.24      (3%)
                                             =======      =======                     =======      =======

DEPRECIATION, DEPLETION & AMORTIZATION
   PER BOE                                   $  4.98      $  4.79           4%        $  5.28      $  4.87       8%
                                             =======      =======                     =======      =======

/(1)/ Natural gas is converted into oil equivalents at a rate of six Mcf per each barrel of oil.

          The following comparison of results of operations of the Company for the nine and three month periods ended September 30, 1996 and 1995 was prepared from the combined results of operations of CEC and Edisto E&P as if the Edisto Transaction had occurred on January 1, 1995, with the preacquisition net loss of CEC for the respective periods being eliminated for purposes of determining net income. See Note 1 under "Notes to Consolidated Financial Statements" for additional information regarding the reverse acquisition method of accounting used for the Edisto Transaction.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

     Revenues. Oil and gas revenue decreased by approximately $4.6 million or 12% between the nine month periods ended September 30, 1996 and 1995. The average price the Company received for its oil and gas sales increased by 4% and 27%, respectively, between the corresponding periods. Oil and gas production decreased by 21% and 28%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production decline associated with the Company's offshore Gulf of Mexico properties. The effects of these production declines was partially offset by the additional drilling on the Company's South Timbalier Block 144 property completed in late 1995 and the addition of the Sensor properties purchased in mid 1995. As previously stated, the Company's offshore properties are subject to inherent steep production declines. In order to minimize the future effects of such declines, the Company must replace its reserves through its exploratory and development drilling and acquisition activities.

     Price Risk Management/Hedging. The Company uses a combination of futures contracts traded on the NYMEX and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded hedging losses of approximately $6.3 million for the nine month period ended September 30, 1996, and hedging income of approximately $785,000 for the corresponding period of 1995. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price the Company received for its oil and gas sales.

     The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. The past harsh winter, however, drove prices up substantially and these high prices have continued during most of 1996 which caused the hedging losses in 1996. The Company has substantially decreased its hedging activities for the remainder of 1996 and 1997.

     Production Expenses. Production expenses decreased by approximately $2.4 million or 17% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the nine months ended September 30, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expenses per barrel of oil equivalent ("BOE") was $4.75 and $4.22 for the nine months ended September 30, 1996 and 1995, respectively. The increase in production expense per BOE is caused by the decreased offshore production without a corresponding decrease in production expense.

     Abandonment and Exploration Costs. Abandonment and exploration costs increased by approximately $1.0 million between the corresponding periods. The increase in abandonment and exploration costs is primarily due to two unsuccessful South Timbalier exploratory wells of costs of approximately $1,540,000. Also, the Company accrues its estimated cost of abandonment of its offshore properties. Based upon a review of the reserve for abandonment, it was determined that the Company had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for 1996.

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

     The Company regularly assesses the need for an impairment of its oil and gas properties. The Company's SFAS No. 121 evaluation for the second and third quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that an offshore property had less reserves than as previously estimated. Accordingly, the Company recorded an impairment loss on the property of approximately $1.1 million during the second quarter of 1996 based on production problems encountered during the period of 1996. No impairment loss was recorded during the third quarter of 1996.

     General and Administrative Expenses. General and administrative expenses decreased by approximately $218,000 between the corresponding periods. The primary contributor to the decrease in general and administrative expense was the inclusion of employee severance cost in 1995 subsequent to the Company's reorganization upon closing of the Edisto Transaction. In addition, the Company incurred lower office rent expense after Edisto E&P terminated its existing office lease in mid 1995.

     Interest Expense. Interest expense decreased by approximately 44% due to the repayment of a short-term promissory note issued in connection with the Company's purchase of the oil and gas assets of a former affiliate. The short-term promissory note was repaid simultaneously with the closing of the Edisto Transaction. In addition, the Company repaid a substantial portion of its outstanding borrowings under its long-term credit facility during 1996.

     Depreciation, Depletion and Amortization ("DD&A"). DD&A on oil and gas properties decreased by approximately $3.7 million or 23% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE was $4.98 for the nine month period ended September 30, 1996, compared to $4.79 for the corresponding period of 1995.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

     Revenues. Oil and gas revenue decreased by approximately $118,000 or 1% between the three month periods ended September 30, 1996 and 1995. The average price the Company received for its oil sales increased by 8% while the price received for natural gas sales increased by 37%. Oil and gas production decreased by 17% and 21%, respectively. As previously discussed, the primary reason for the decrease in oil and gas sales volumes was due to the sale of several properties during 1995 and 1996 coupled with the steep production declines on the Company's offshore properties.

     Price Risk Management/Hedging. As previously stated, the Company uses futures contracts and swap agreements to hedge its oil and gas production thereby assuring stable cash flow. As a result of the sharp increase in oil and gas prices during the past winter, the Company has experienced losses associated with the contracts. For the three months ended September 30, 1996, the Company has recorded hedging losses of approximately $1.8 million compared to hedging income of $385,000 for the corresponding period of 1995. As previously stated, the Company records gains and losses realized on its hedging activities as oil and gas sales revenue, accordingly, such amounts are reflected in the per unit price the Company received for its oil and gas sales.

     Production Expenses. Production expenses decreased by approximately $980,000 or 22% between the three months ended September 30, 1996 and 1995. The decrease in production expenses was primarily due to the aforementioned decrease in workover expense. Production expenses per BOE were $4.12 and $4.24 for the corresponding periods.

     Abandonment and Exploration Costs. Abandonment and exploration costs increased by $622,000 between the corresponding periods. The Company accrues its estimated cost of abandonment of its offshore properties. The increase in abandonment and exploration costs is primarily due to two unsuccessful South Timbalier exploratory wells of costs of approximately $790,000. Based upon a review of the reserve for abandonment, it was determined that the Company had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for 1996.

     General and Administrative Expenses. As previously stated, the Company recorded employee severance expense during early 1995 in conjunction with its reorganization following the Edisto Transaction. As a result, general and administrative expense increased in 1996 by approximately 10%.

     Interest Expense. Interest expense decreased by approximately 52% between the corresponding periods. As previously stated, the Company repaid a short-term note payable to an affiliate in 1995 and repaid a substantial portion of its outstanding long-term borrowings in 1996.

     Depreciation, Depletion and Amortization ("DD&A"). DD&A on oil and gas properties decreased by approximately $672,000 or 13% between the corresponding periods. As previously stated, the decrease in DD&A was directly related to the previously mentioned production declines.

     Impairment of Oil and Gas Properties Under SFAS No. 121. The Company's SFAS No. 121 evaluation for the third quarter of 1996 was prepared using the Company's 1995 year end reserve estimates adjusted for production and other known changes subsequent to the preparation of the Company's year end reserve estimates. As a result of this evaluation, the Company determined that no impairment loss was required.

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


                                        CONVEST ENERGY CORPORATION

                                        (Registrant)


                                        By: /s/ Gary L. Pittman
                                            ------------------------------------
                                            Gary L. Pittman
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)


Date:  November 13, 1996
    -----------------------