Form 10-K
period 1996-12-31
CONVEST ENERGY CORP /TX/
filed 1997-03-31
CIK 868738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____ to _____

                         Commission File Number 1-10652

                           CONVEST ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                TEXAS                            76-0312028
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)         Identification Number)

  2401 FOUNTAIN VIEW DRIVE, SUITE 700, HOUSTON, TEXAS        77057
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (713) 780-1952

Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------
  COMMON STOCK, $.01 PAR VALUE                AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 14, 1997, there were 10,445,902 outstanding shares of Common Stock, and the aggregate value of the voting stock held by nonaffiliates was approximately $16.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1997 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                           CONVEST ENERGY CORPORATION
                                TABLE OF CONTENTS

        Item                                                                Page
        ----                                                                ----
                                         PART I

  1. and 2.    Business and Properties........................................ 1
         3.    Legal Proceedings............................................. 15
         4.    Submission of Matters to a Vote of Security Holders........... 15

                                         PART II

         5.    Market for the Registrant's Common Equity and Related
                   Stockholder Matters....................................... 16
         6.    Selected Financial Data....................................... 17
         7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 19
         8.    Financial Statements and Supplementary Data................... 27
         9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure....................... 49

                                        PART III

        10.    Directors and Executive Officers of the Registrant............ 49
        11.    Executive Compensation........................................ 49
        12.    Security Ownership of Certain Beneficial Owners
                   and Management............................................ 49
        13.    Certain Relationships and Related Transactions................ 49

                                         PART IV

        14.    Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K............................................... 49

                                     Part I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEMS 1. AND 2. BUSINESS AND PROPERTIES," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD- LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DISCUSSED BELOW. SEE "VOLATILITY OF NATURAL GAS AND OIL PRICES," "HEDGING ACTIVITIES" AND "BUSINESS RISKS" ON PAGE 12 HEREIN THAT COULD HAVE A MATERIAL IMPACT ON THE COMPANY'S FUTURE PERFORMANCE.

        THERE ARE NUMEROUS UNCERTAINTIES INHERENT IN ESTIMATING QUANTITIES OF PROVED OIL AND NATURAL GAS RESERVES AND IN PROJECTING FUTURE RATES OF PRODUCTION AND TIMING OF DEVELOPMENT EXPENDITURES, INCLUDING MANY FACTORS BEYOND THE CONTROL OF THE COMPANY, SUCH AS FUTURE PRICES FOR OIL AND GAS. IN ADDITION, RESERVE ENGINEERING IS A SUBJECTIVE PROCESS OF ESTIMATING UNDERGROUND ACCUMULATIONS OF OIL AND NATURAL GAS THAT CANNOT BE MEASURED IN AN EXACT WAY, AND THE ACCURACY OF ANY RESERVE ESTIMATE IS A FUNCTION OF THE QUALITY OF AVAILABLE DATA AND OF ENGINEERING AND GEOLOGICAL INTERPRETATION AND JUDGMENT. MOREOVER, RESULTS OF DRILLING, TESTING AND PRODUCTION SUBSEQUENT TO THE DATE OF AN ESTIMATE MAY JUSTIFY REVISIONS OF SUCH ESTIMATES AND SUCH REVISIONS, IF SIGNIFICANT, WOULD CHANGE THE SCHEDULE OF ANY FURTHER PRODUCTION AND DEVELOPMENT DRILLING. ACCORDINGLY, THE QUANTITIES OF OIL AND NATURAL GAS THAT ARE ULTIMATELY RECOVERED MAY BE MATERIALLY DIFFERENT FROM THE RESERVE ESTIMATES.

ITEMS 1. AND 2.BUSINESS AND PROPERTIES

GENERAL

        Convest Energy Corporation, a Texas corporation ("Convest" or the "Company"), is an independent oil and gas exploration and production company. In June 1995, the Company purchased the stock of Edisto Exploration & Production Company ("Edisto E&P") from Edisto Resources Corporation ("Edisto") in consideration for 6,185,400 newly issued shares of Convest Common Stock and $10,000 in cash. This transaction increased Edisto's interest in the Company from 31% to 72%. Edisto subsequently increased its interest in Convest to 73% through the purchase of 92,000 additional shares of Convest Common Stock on the open market. The executive offices of the Company are located at 2401 Fountain View Drive, Suite 700, Houston, Texas 77057, and its telephone number is (713) 780-1952.

SUMMARY OF SIGNIFICANT DEVELOPMENTS

        The most significant events during 1996 and early 1997, which are explained in more detail elsewhere in this Form 10-K, were:

        RESULTS OF OPERATIONS. The Company had net income of $8.1 million for 1996 compared to a net loss of $0.9 million in 1995. These results for 1996 included (i) a $1.2 million gain on the sale of properties during the year, (ii) a $1.3 million gain from the favorable settlements of two lawsuits filed by the Company against third parties, (iii) a $2.6 million impairment loss under Statement of Financial Accounting Standards No. 121 ("SFAS 121") with respect to the Company's oil and gas properties, as explained further below, and (iv) a $7.8 million hedging loss, as explained in more detail below. The Company's results were aided significantly by the high oil and gas prices received by the Company during the fourth quarter of 1996 (average prices of $20.35 per barrel of oil and $2.63 per Mcf of gas). The Company's net income during the fourth quarter of 1996 was approximately $5.5 million.

        DRILLING RESULTS. The Company was very active in 1996 and early 1997, especially on its offshore properties in the Gulf of Mexico. The Company has interests in 43 offshore blocks, many of which have presented attractive drilling opportunities during the past year and which continue to present drilling opportunities. The Company's total capital expenditures during 1996 were $10.9 million, the bulk of which was devoted to drilling offshore wells. Eleven of the fifteen wells drilled in 1996 were successful, with successful wells at High Island Block 195, Eugene Island Block 281, South Timbalier Block 221, Grand Isle Block 82 and Eugene Island Blocks 313 and 333. Of the eleven successful wells, only one had been quantified in the year-end 1995 reserve report as proved reserves, therefore, ten of these wells represent new additions to the Company's reserves in 1996. As outlined in more detail below, the Company's drilling success in late 1995 and 1996 has mitigated the steep production decline from the Company's offshore gas properties.

        OIL AND GAS RESERVES. Based on the Company's reserve reports at December 31, 1996, the Company had total estimated proved reserves at such date of 6,344 Mbbl of crude oil and 37,583 Mmcf of natural gas. While this represents a decline from the Company's reserves at December 31, 1995 of 6,523 Mbbl of crude oil and 40,546 Mmcf of natural gas, the Company's production during 1996 was 960 Mbbls of crude oil and 13,162 Mmcf of natural gas.

        Also based on the Company's reserve reports at December 31, 1996, the Company had approximately $146.0 million of pre-tax estimated discounted future net revenues from its proved oil and gas reserves, as determined in accordance with Securities and Exchange Commission guidelines. This amount is almost double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. The Company cautions, however, that under Securities and Exchange Commission guidelines, this reserve estimate was made using average prices at December 31, 1996 which were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas. Accordingly, a substantial portion of the increase in the estimated discounted future net revenues is due to the increase in prices between the two dates. Since oil and gas prices have decreased substantially since year-end 1996, such reserve estimates may not be indicative of the fair market value of the Company's oil and gas reserves. SEE "Analysis of Discounted Future Net Revenues" on Page 4 herein for a more detailed analysis of the Company's estimated future net revenues at December 31, 1995 and 1996.

        ENGAGEMENT OF INVESTMENT BANKER FOR EDISTO AND CONVEST. On January 8, 1997, Edisto and Convest jointly engaged the investment banking firm of Petrie Parkman & Co., Inc. to make recommendations for strategic alternatives to enhance shareholder value for both Edisto and Convest. Petrie Parkman's engagement will include identifying and evaluating potential strategic partners in the oil and gas industry for a sale or merger of Edisto and Convest.

        1997 CAPITAL EXPENDITURES. During 1997, the Company plans to continue investing a substantial portion of its cash flow in drilling operations on its offshore properties. The capital expenditure budget for 1997 will be approximately $16 million.

        PRICE RISK MANAGEMENT/HEDGING. The Company uses a combination of futures contracts traded on the New York Mercantile Exchange ("NYMEX") and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded a hedging loss of approximately $7.8 million for 1996. This amount was recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, is reflected in the per unit price the Company received for its oil and gas sales.

        The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower, and were made as a defensive measure to assure stable cash flows in 1996. The harsh winter at the beginning of 1996, however, drove prices up substantially. These high prices have continued during most of 1996 which caused the hedging losses. The Company has substantially decreased its hedging activities for 1997.

        SFAS 121 IMPAIRMENT LOSS. The Company recorded a $2.6 million impairment loss in 1996 as a result of the Company's evaluation of its proved oil and gas properties under SFAS 121 regarding accounting for long-lived assets. Under SFAS 121, the Company is required to recognize an impairment loss with respect to its proved oil and gas properties if the carrying value of such properties (i.e., capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such oil and gas properties. SFAS 121 requires the Company to assess each quarter the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. $1.1 million of the impairment loss was recognized in the second quarter of 1996 and the remaining $1.5 million was recognized in the fourth quarter of 1996. Convest assessed the need for an impairment at December 31, 1996 using the prices of $22.73 per barrel of oil and $2.21 per Mcf of gas.

        REPAYMENT OF OUTSTANDING DEBT. During 1996, the Company has repaid a net $15.2 million of outstanding debt under its long-term line of credit facility. The amount of debt at December 31, 1996 was $4.0 million which has been repaid in full in February 1997. This credit facility, however, will remain available for future credit needs.

                             OIL AND GAS OPERATIONS

GENERAL

        At December 31, 1996, Convest held interests in approximately 965 producing wells consisting of working interests, royalty interests and overriding royalty interests. The producing wells are primarily located in Alabama, Kansas, Louisiana, Nebraska, Oklahoma, Texas, Utah, Wyoming and offshore Gulf of Mexico. Approximately 49% of the Company's oil and gas reserves are oil and approximately 51% are gas, measured in energy equivalent barrels of oil basis (natural gas being converted to oil equivalent at the rate of six Mcf of gas for each barrel of oil). In addition to its interests in producing oil and gas properties, Convest owns an undivided interest of approximately 13% in a gas processing plant located in Duchesne County, Utah (the "Altamont Gas Plant"). Producing and nonproducing acreage holdings aggregate approximately 105,966 net acres as of December 31, 1996. Convest serves as the operator of approximately 30% of the producing wells in which it owns a working interest, and the remaining 70% are operated by other working interest owners in the properties.

OIL AND GAS RESERVE INFORMATION

        The following table sets forth information relating to the Company's estimated proved reserves and estimated future net revenues. The Company's reserve estimates for its onshore properties were prepared by Netherland, Sewell & Associates, Inc. while its offshore reserve estimates were prepared by Ryder Scott Company, both of whom are independent petroleum engineering firms. Each firm prepared its estimates in accordance with the rules and regulations established by the Securities and Exchange Commission ("Commission") using average prices at December 31, 1996. All proved reserves are located in the United States. Reserve estimates are inherently imprecise, so that the oil and gas reserve estimates and future net revenue estimates set forth below are expected to change as additional information becomes available. In addition, reserve value may not be indicative of the fair market value of the Company's assets. No estimates of total proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency other than the Commission since January 1, 1996.

        Numerous uncertainties are inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future prices received for such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. In addition, the Company's reserves may be subject to downward or upward revisions based upon production history, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. The Company emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material. Therefore, the present values shown in the table below should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.

        Estimated quantities of proved reserves and future net revenues reflected in the table below include estimated future net revenues from the Company's proved reserves and from the Company's ownership share of the Altamont Gas Plant before consideration of income taxes.

                  ESTIMATED PROVED RESERVES AND FUTURE PRE-TAX
                      NET REVENUES AS OF DECEMBER 31, 1996


                                                      Crude Oil                Thousand
                                                     and Liquids Natural Gas Barrels of Oil
                                                       (Mbbl)      (Mmcf)    Equivalent (a)
                                                     ----------- ----------- -------------
Proved Reserves (a):
Developed                                                  5,493      35,075        11,339
Undeveloped                                                  851       2,508         1,269
                                                     ----------- ----------- -------------
  Total Proved                                             6,344      37,583        12,608
                                                     =========== =========== =============

FUTURE PRE-TAX NET REVENUES (IN THOUSANDS) FROM
     ESTIMATED PRODUCTION OF PROVED RESERVES (INCLUDING
     ALTAMONT GAS PLANT OPERATIONS) (b)                                      $     193,560
                                                                             =============

PRESENT VALUE (IN THOUSANDS, DISCOUNTED AT 10%) (b)                          $     146,045
                                                                             =============

AVERAGE PRICES
     Oil (Bbl)                                                               $       26.01
     Gas (Mcf)                                                               $        3.87

----------
(a) Natural gas is converted into oil equivalents at the rate of six Mcf of gas per barrel of oil.

(b) Average year-end oil and gas prices utilized were $26.01 per barrel of oil and $3.87 per Mcf of gas. The present value of estimated future pre-tax net revenue has been calculated in accordance with the rules and regulations of the Commission and, accordingly, value has been attributed only to proved reserves. Year-end prices for oil and gas were used except to the extent that fixed determinable contract escalations existed. Present value has been determined using a 10% discount rate. Gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future net revenues represent future gross revenues from the production and sale of proved reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. In addition, the estimated discounted future net revenues were reduced to reflect lease operating expenses related to reserves sold to Enron Reserve Acquisition Corp., abandonment costs and gas imbalances, each of which is also reflected in the accompanying consolidated financial statements as discussed in Note 2 to the Company's Consolidated Financial Statements. No provisions for general and administrative costs, interest costs or federal income taxes have been included in the above table.

        ANALYSIS OF DISCOUNTED FUTURE NET REVENUES. The $146.0 million of pre-tax estimated discounted future net revenues from proved reserves reported at December 31, 1996 in the table above is approximately double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. To help analyze the difference in estimated future net revenues between December 31, 1995 and 1996, the Company notes the following:

o A substantial portion of the difference in estimated future net revenues between the two dates is due to the large difference in prices on the two dates. The average prices at December 31, 1996 were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas.

o The calculation of the Company's estimated future net revenues is very sensitive to changes in oil and gas prices, especially since the Company's proved reserves include a number of offshore properties which have a steep production decline. SEE "Estimated Undiscounted Yearly Pre-Tax Future Net Revenues" on Page 5 herein.

o Oil and gas prices have declined substantially from the average prices at December 31, 1996. During February 1997, the average prices received by the Company were $20.75 per barrel of oil and $2.85 per Mcf of gas. Since prices have continued to decline during the last month, the Company expects that the average prices in March 1997 will be lower than those in the prior month. Accordingly, the reserve estimates in the table above may not be indicative of the fair market value of the Company's oil and gas reserves.

ESTIMATED UNDISCOUNTED YEARLY PRE-TAX FUTURE NET REVENUES

        Historically, offshore oil and gas reserves are relatively short lived when compared to average onshore reserves. Accordingly, the Company's offshore reserves, and estimated future net revenues, are declining rapidly, as illustrated by the table below. The Company's drilling success in 1995 and 1996, however, has mitigated the steep production decline from the Company's offshore production. Presented below are estimates of undiscounted future net revenues before income taxes beginning January 1, 1997 attributable to the Company's offshore and onshore oil and gas reserves as of December 31, 1996.


             ESTIMATED UNDISCOUNTED PRE-TAX FUTURE NET REVENUES (a)
                                 (in thousands)

                         Offshore               Onshore                  Total
                        ----------            ----------              ----------
1997                    $   40,905            $   14,074              $   54,979
1998                        22,832                13,730                  36,562
1999                        11,664                14,363                  26,027
2000                         1,247                13,770                  15,017
2001                         1,594                12,832                  14,426
Thereafter                   2,544                44,004                  46,548
                        ----------            ----------              ----------
                        $   80,786            $  112,773              $  193,559
                        ==========            ==========              ==========
AVERAGE PRICES
      Oil (Bbl)                               $    26.01
      Gas (Mcf)                               $     3.87

-----------------------------------
(a) Average year-end oil and gas prices utilized were $26.01 per barrel of oil and $3.87 per Mcf of gas. The present value of estimated future pre-tax net revenue has been calculated in accordance with the rules and regulations of the Commission and, accordingly, value has been attributed only to proved reserves. Year-end prices for oil and gas were used except to the extent that fixed determinable contract escalations existed. Gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future net revenues represent future gross revenues from the production and sale of proved reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. In addition, the estimated future net revenues were reduced to reflect lease operating expenses related to reserves sold to Enron Reserve Acquisition Corp., abandonment costs and gas imbalances, each of which is also reflected in the accompanying consolidated financial statements as discussed in Note 2 to the Company's Consolidated Financial Statements. No provisions for general and administrative costs, interest costs or federal income taxes have been included in the above table.

SIGNIFICANT PROPERTIES

        The following table and discussion sets forth information about significant properties and other properties owned by the Company. The specifically named properties account for approximately 70% of the estimated pre-tax discounted future net revenues as of December 31, 1996 from proved reserves attributable to all of the Company's existing properties and from the Altamont Gas Plant operations.

                                                                           Present Value
                                                                           of Estimated
                                                             Number of    Pre-Tax Future
                                              Primary        Producing    Net Revenues at
Property Group                State         Production       Wells (a)  December 31, 1996 (b)(c)
--------------              -------- ----------------------- ---------     ---------------
                                                                           (in thousands)
Altamont Field
           Wells               UT    Oil, Gas, and By-Products   228        $      21,836
           Plant               UT       Gas and By-Products        -                9,763
High Island Block 195       Offshore            Gas                2               12,371
South Timbalier Blk 221     Offshore            Gas                2               12,054
Nebraska Floods                NE               Oil              119                9,936
Grand Isle Block 82         Offshore        Oil and Gas            5                9,459
Eugene Island
  Blk 281/282               Offshore        Oil and Gas            4                8,093
South Timbalier
  Blk 143/144               Offshore            Gas                8                7,855
Highbaugh Field                TX    Oil, Gas, and By-Products    11                5,812
OSR-Halliday Field             TX           Oil and Gas          103                4,818
Other Fields                Various         Oil and Gas          483               44,048
                                                               -----        -------------
Totals                                                           965        $     146,045
                                                               =====        =============

AVERAGE PRICES:
   Oil (Bbl)                                                                $       26.01
   Gas (Mcf)                                                                $        3.87

----------
(a)     Includes working, royalty and overriding royalty interest wells.

(b) Average year-end oil and gas prices utilized were $26.01 per barrel of oil and $3.87 per Mcf of gas. The present value of estimated pre-tax future net revenue has been calculated in accordance with the rules and regulations of the Commission and, accordingly, value has been attributed only to proved reserves. Year-end prices for oil and gas were used except to the extent that fixed determinable contract escalations existed; present value has been determined using a 10% discount rate. Gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future net revenues represent future gross revenues from the production and sale of proved reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. In addition, the estimated discounted future net revenues were reduced to reflect lease operating expenses related to reserves sold to Enron Reserve Acquisition Corp., abandonment costs and gas imbalances. Reserve value may not be indicative of the fair value of the Company's assets. No provisions for general and administrative costs, interest costs or federal income taxes have been included in the above table.

(c) Numerous uncertainties are inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future prices received for such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. The Company emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

        ALTAMONT FIELD. Convest owns interests in 228 wells in the Altamont field in Duchesne County, Utah, and has approximately 8,600 net acres in such field. The field is the Company's single largest asset, as shown in the table above. The property consists of 136 producing wells with an average working interest ownership of 13%, and overriding royalty interests in 92 wells in the field. Primary production in the field is oil which is produced from the Wasatch and Green River formations between 8,000 and 15,000 feet. The oil production includes a high content of paraffin, and as a result is sold at Altamont "Yellow Wax" posted prices, which are typically $1.00 to $1.50 higher than West Texas Intermediate crude postings. Convest also owns an approximate 13% working interest in the Altamont Gas Plant, which processes the majority of the gas production in the Altamont field, stripping gas by-product liquids from the produced natural gas, and selling the plant product liquids and the residue gas at spot prices.

        HIGH ISLAND BLOCK 195. The High Island Block 195 field produces gas from two active wells located in federal waters offshore Texas. The Company participated in the drilling of the second producing well in the field in 1996, and at year end was participating in the drilling of a third well. The third well has since been completed and a fourth well is in the process of being drilled. The Company's working interest in the field is approximately 24%.

        SOUTH TIMBALIER BLOCK 221. The Company owns an approximate 39% working interest in the South Timbalier Block 221 field in federal waters offshore from Louisiana, which produces gas from two overpressured gas sands at nearly 12,000 feet. The Company participated in the sidetrack drilling operations on one of the two wells in 1996, which placed the well in good position in the reservoir to exploit the remaining gas reserves.

        NEBRASKA FLOODS. Convest owns an average 45% working interest in and serves as operator of six waterflood units located in Hitchcock and Red Willow Counties, Nebraska. These waterfloods were acquired in the asset purchase from Sensor Oil and Gas in 1995. The waterfloods produce from the Lansing-Kansas City group of sands between 4,000 and 4,500 feet with 106 active producing wells and 133 injection and service wells. Since acquisition, the Company has continued to enhance production, and has budgeted for additional development drilling on the properties in 1997.

        GRAND ISLE BLOCK 82. The Company participated in the drilling of one new well and recompletion of two existing wells on the Grand Isle Block 82 field in federal waters offshore from Louisiana during 1996. The Company owns an approximate 39% working interest in this property. Production of both oil and gas is obtained from multiple horizons between 6,000 and 9,000 feet.

        EUGENE ISLAND BLOCK 281/282. The Company owns a 37% working interest in the Eugene Island 281 field, federal offshore, Louisiana. In 1996, a development well was drilled on the block to more adequately exploit reserves identified in the three existing wells between 5,000 and 6,500 feet. The fourth well tested oil production at a rate in excess of 1,200 barrels of oil per day. In the first quarter of 1997, the Company participated in the drilling of an exploratory test well on the acreage, but the well was not commercially viable. Net cost to the Company for the well is approximately $350,000.

        SOUTH TIMBALIER BLOCK 143/144/166. The South Timbalier Blocks 143/144/166 are located in federal offshore waters from Louisiana, with four active wells producing on three minimal platform structures. The Company owns an approximately 50% working interest.

        HIGHBAUGH FIELD. The Company owns a 40% working interest in the Highbaugh field in Tyler County, Texas. The field produces both oil and gas from multiple Wilcox sands between 8,000 and 10,000 feet in eight producing wells.

        OSR-HALLIDAY FIELD. The OSR-Halliday field, located in Madison and Leon Counties, Texas, is operated by the Company with an approximate 87% working interest. The field consists of 60 active producing wells, with 29 injection and service wells since the partial reactivation of waterflooding operations on the field. The field produces oil and casinghead gas from the Woodbine formation at 9,000 feet.

1995/1996 DRILLING RESULTS

        The table below sets forth all wells drilled by the Company in 1995 and 1996. None of the wells in this table, other than the Betts #7-9, were quantified in the year ending 1994 or 1995 reserve reports (prior to their drilling) in the proved, probable, or possible categories, and therefore the successful wells represent additions to the Company's reserves.

                                          NET
                             PRIMARY    CAPITAL    WORKING               INIT. RATE 8/8
FIELD/AREA/WELL NAME         PRODUCT     COST      INTEREST      RESULT      PER DAY
--------------------         -------    ------     --------    ---------- ----------
1996 RESULTS
High Island 195 #2             Gas      $1,350      23.5%      Success       10 Mmcf
Eugene Island 281 A-4          Oil         950      36.9%      Success     1,200 Bbls
S. Timbalier 144 #4            ---       1,000      50.0%     Dry Hole         ---
S. Timbalier 221 A-1 ST        Gas       1,600      39.1%      Success       7 Mmcf
Grand Isle 82 A-5              Gas       1,100      39.1%      Success       6 Mmcf
Eugene Island 313 C-1 ST       Gas         500      12.5%      Success       2 Mmcf
Eugene Island 333 B-11         Gas         600      13.3%      Success     Completing
Eugene Island 333 B-12         ---         700      13.3%     Dry Hole         ---
S. Timbalier 109 #1            ---         570      50.0%     Dry Hole         ---
E. Texas/Brumlow #3            Gas          50       5.2%      Success       200 Mcf
E. Texas/Harlow #4             Gas         320      28.1%      Success       6 Mmcf
Cement/Day 2-5                 Gas          85       2.2%      Success     Completing
Bush Creek/BCU 1007X           Oil          90      59.6%      Success       40 Bbls
Betts 7-9                      Oil          90      53.4%      Success     Completing
Betts 12-10                    ---          24      53.4%     Dry Hole         ---

1995 RESULTS
Vermilion 284 A-6              Oil        $750      26.1%      Success     1,200 Bbls
Vermilion 58 #10               Gas         360       6.7%      Success       2 Mmcf
S. Timbalier 144 D-1           Gas       2,195      50.0%      Success       2 Mmcf
S. Timbalier 166 D-3           Gas         970      52.1%      Success       21 Mmcf
Calcasieu Pass S/L 14330 #1    Gas          65      15.0%      Success       2 Mmcf

        SIGNIFICANT DRILLING OPERATIONS. By the third quarter of 1996, the Company had been presented with a number of drilling opportunities on its existing properties, and especially its offshore properties. Since capital was available from operational cashflow, the capital budget was increased from approximately $8 million to $15 million. This drilling has continued through the first quarter of 1997, with $10.9 million expended in 1996 and the remainder carried forward into the 1997 capital budget which is approximately $16 million. At year-end, the Company was participating in two wells drilling onshore and in one well drilling offshore, with one offshore well waiting on the availability of a completion rig and two offshore prospects waiting on drilling rig availability. The most significant drilling operations during 1996 are described below.

        HIGH ISLAND BLOCK 195. During September 1996, the Company participated in the drilling of a 12,000 foot extension well, offset to the one existing producing well on Block 195 of the High Island area of the Gulf of Mexico. The 195 #2 well was tied into existing facilities and began producing in November 1996 at a rate in excess of 10,000 Mcf of gas per day. The cost to drill, complete, and tie-in the 195 #2 well was approximately $1.35 million, net to the Company's 23.5% working interest. At year-end, the 195 #3 well was drilling an exploratory test well identified by 3-D seismic to investigate a new fault block south of the existing production, with the 195 #4 development well scheduled for drilling after the #3 well.

        SOUTH TIMBALIER AREA. In April 1996 the Company participated in the drilling of a development well on Block 221 of the South Timbalier area in the Gulf of Mexico. The well was sidetracked from an existing wellbore to a crestal location verified by 3-D seismic, and encountered productive sands at approximately 12,000 feet. The well produced through the remainder of 1996, and is still producing at rates in excess of 6,600 Mcf per day and 115 barrels of condensate per day. The cost of drilling this well was approximately $1.6 million, net to the Company's 39% working interest.

        During June 1996, the Company participated in an 8,000 foot exploratory test well on Block 144 in the South Timbalier area. At the completion of drilling, the well encountered no commercial production and was subsequently abandoned. The cost of the well was approximately $650,000 net to the Company's 50% working interest. The Company has also written off the approximate $350,000 leasehold cost associated with this prospect.

        During July 1996, The Company participated in an exploratory test well in Block 109 of the South Timbalier area. The 5,700 foot well encountered no commercial production, and was subsequently abandoned. The cost of this well was approximately $570,000 net to the Company's 50% working interest.

        GRAND ISLE BLOCK 82. During June 1996, the Company participated in the drilling of an 8,000 foot development well identified by 3-D seismic on Block 82 of the Grand Isle area of the Gulf of Mexico. The well successfully encountered the target horizon at approximately 7,200 feet. The well produced throughout the remainder of 1996, and is currently producing at rates in excess of 6,000 Mcf per day. The cost of the well was approximately $1.1 million, net to the Company's 39% working interest.

        EUGENE ISLAND AREA. During March 1996, the Company participated in the drilling of a development well in Block 281 of the Eugene Island area in the Gulf of Mexico. The well was drilled from an existing platform structure at an approximate completed cost of $950,000 net to the Company's 37% working interest, and flowed initially at a daily rate of 1,276 barrels of oil and 1,699 Mcf of gas. A mechanical failure in the well has allowed water channeling into the wellbore, restricting the rate to its current 520 barrels of oil per day and 435 Mcf per day.

        During November 1996, the Company participated in the drilling of a development well in Block 333 of the Eugene Island area in the Gulf of Mexico. The B-11 well was drilled from an existing platform to exploit new fault block reserves confirmed by 3-D seismic, and encountered the objective horizon productive. The well was cased with a net cost of approximately $600,000 to the Company's 13% working interest. Subsequent to the drilling of the B-11, the Company participated in the drilling of a second development well on the same property. The B-12 well was also drilled based on 3-D seismic to test a development objective and then drill deeper to an exploratory target. The well encountered no commercial production in the exploratory target and encountered insufficient production in the development objective to justify completion of the well. The B-12 well was subsequently abandoned, and the net cost to the Company's 13% working interest was approximately $700,000. The drilling rig was released, and at year-end the project was awaiting a smaller, less expensive completion rig to move in and complete the B-11 well for production.

        In June 1996, the Company participated in the drilling of a development well on Blocks 312 and 313 of the Eugene Island area in the Gulf of Mexico. The well was drilled utilizing an existing wellbore and sidetracking the wellbore to multiple targets identified by 3-D seismic. The well encountered three productive sands, and was completed as a single producing well in the lowermost horizon. The well began producing in August 1996, and flowed at a rate of 4,000 Mcf per day. Net cost for the Company's 13% working interest share of the well was approximately $500,000.

        EAST TEXAS. In November 1996, the Company participated in the drilling of an 11,850 foot development in the Oaks field of East Texas. The well encountered productive sands in the Bossier and Travis Peak intervals and at year-end the well was completing and fracture stimulating the individual pay zones. Combined test rates from the zones is in excess of 6,000 Mcf per day, and the well is currently awaiting pipeline hookup. Net cost for the well to the Company's 28% working interest was approximately $320,000.

PRODUCTION AND PRICE HISTORY

        The following table sets forth information regarding production volumes of crude oil, natural gas liquids and natural gas, net to Convest's interests, and certain sales price and production cost information for the periods shown below.

                                         Year Ended December 31,
                                         -----------------------
                                          1996    1995     1994
                                         ------  ------   ------
PRODUCTION:
  Crude Oil (Mbbl)                          960   1,219      584
  Natural gas (including NGL's) (Mmcf)   13,537  18,488   19,295
  Equivalent barrels (MBOE) (a)           3,216   4,300    3,800
PRICE AND COST DATA:
  Average sales prices
     Per barrel of crude oil             $18.47  $17.20   $15.51
     Per Mcf of natural gas              $ 2.05  $ 1.57   $ 1.96
     Per equivalent barrel (a)           $14.18  $11.61   $12.31
  Average production costs
     Per equivalent barrel (a)           $ 4.44  $ 4.29   $ 3.23
----------
(a) Natural gas is converted into oil equivalents at the rate of six Mcf of gas per barrel of oil.

PRODUCING WELLS

        The following table sets forth certain information as of December 31, 1996, 1995 and 1994 relating to producing wells and wells capable of producing, including shut-in wells in which Convest owned working interests. A "gross well" is a well in which a working interest is owned. A "net well" is deemed to exist when the sum of the fractional working interests owned in gross wells equals one. One or more completions in the same well bore are counted as one well. A well is classified as either an oil well or a gas well based on the primary production of that particular well. In addition to the wells listed below, the Company has a royalty or an overriding royalty interest in 101 gross wells as of December 31, 1996.

                                          December 31,
                              ----------------------------------
                               1996          1995(a)       1994
                              ------         -----         -----
           GROSS WELLS
           Oil                   673           777           217
           Gas                   191           349           207
                              ------         -----         -----
                                 864         1,126           424
                              ======         =====         =====

           NET WELLS
           Oil                   275           305           111
           Gas                    42            58            53
                              ------         -----         -----
                                 317           363           164
                              ======         =====         =====
----------
(a) Figures for 1995 reflect an increase of 418 and 239 gross oil and gas wells, respectively (119 and 28 net oil and gas wells, respectively), associated with the reverse acquisition of Convest following the Edisto Transaction.

DEVELOPMENT AND EXPLORATORY WELLS DRILLED

        The following table sets forth information with respect to wells drilled during the past three years. Such information should not be considered indicative of the future performance of Convest, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves discovered. Productive wells are those that produce commercial quantities of oil and gas; no distinction is made as to whether an investment in such wells produces a reasonable rate of return. The number of wells drilled consists of wells where operations were completed at any time during a given year, regardless of when drilling was initiated.

                                                 December 31,
                                      ---------------------------------
                                      1996          1995           1994
                                      ----          ----           ----
           DEVELOPMENT WELLS:

           Productive
             Gross                     6.0           8.0            2.0
             Net                       1.5           2.8            0.4
           Dry
             Gross                     1.0           1.0            --
             Net                       0.5           0.8            --

           EXPLORATORY WELLS:
           Productive
             Gross                     3.0           --             --
             Net                       0.6           --             --
           Dry
             Gross                     3.0           --              --
             Net                       1.1           --              --

LEASEHOLD ACREAGE

           The following table sets forth certain information as of December 31, 1996, relating to the developed and undeveloped acreage held by the Company.

                                    Developed(a)           Undeveloped(a)
                                --------------------    -------------------
                                Gross(b)     Net(b)     Gross(b)    Net(b)
                                --------     -------    -------     -------
           Alabama                   308         280         --          --
           Kansas                    744         506         --          --
           Louisiana               1,802         298         --          --
           Nebraska               29,014      13,668         --          --
           Oklahoma               23,523       6,470        335         126
           Texas                  59,856      20,918        289         118
           Utah                  112,567       8,594         --          --
           Wyoming                33,754       6,118     10,474       1,959
           Offshore Gulf Coast   162,696      46,666         --          --
           Other                      80          11      1,868         234
                                --------     -------    -------     -------
                                 424,344     103,529     12,966       2,437
                                ========     =======    =======     =======
----------
(a) "Developed acres" refer to acres spaced or assigned to productive wells. Productive wells are producing wells and wells capable of producing, including shut-in wells. "Undeveloped acres" are considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(b) A "gross acre" is an acre in which a working interest is owned. A "net acre" is deemed to exist when the sum of fractional working interests owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in net acres expressed in whole numbers.

VOLATILITY OF NATURAL GAS AND OIL PRICES

        Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions. It is impossible to predict future natural gas and oil price movements with any certainty. Declines in natural gas and oil prices may adversely affect the Company's financial condition, liquidity and results of operations. Lower natural gas and oil prices also may reduce the amount of the Company's natural gas and oil that can be produced economically.

HEDGING ACTIVITIES

        From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Consolidated Financial Statements.

BUSINESS RISKS

        In addition to the risks described above under "Volatility of Natural Gas and Oil Prices" and "Hedging Activities," Convest is subject to the business risks described below. The operations of Convest are subject to the many risks and hazards incident to drilling for, producing and transporting oil and gas, including blowouts, fires, pollution and equipment failures. Such hazards may result in personal injuries and damage to or destruction of wells, producing formations, production facilities and equipment.

        Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause other injuries to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

        Drilling and completion of oil and gas wells is hazardous and involves a high degree of risk. In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected formations, pressures, down- hole fires, mechanical failures, blow-outs and loss of circulation of drilling fluids are inherent in oil and gas exploration. Even though a well is completed and is found to be productive, water, sulfur, or other deleterious substances may also be produced that may impair or prevent production or impair or prevent the marketing of such production. Drilling operations may also be susceptible to delays caused by inclement weather and the resulting condition of the terrain. If any of such hazards and delays are encountered while conducting operations, substantial unbudgeted and unexpected costs may be incurred.

        As is common in the oil and gas industry, Convest does not insure fully against all risks associated with its business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on the financial position and results of operations of the Company.

        Convest purchases producing oil and gas properties based upon available geological and engineering data, estimates of oil and gas reserves attributable to the properties, estimates of prices at which oil and gas production may be sold in the future, estimates of future costs of production and other factors. The purchase of producing properties therefore entails the risk that the material assumptions upon which the decision to acquire a producing property was based may prove to be incorrect with the result that the anticipated profits or other benefits of the acquisition may not be achieved.

        Convest is a non-operating working interest owner in a majority of its properties. Accordingly, the Company enters into joint operating agreements with third party operators for the conduct and supervision of drilling, completion and production operations on its wells. The success of the oil and gas operations on a property (whether drilling operations or production operations) depends in large measure on whether the operator of the property properly performs its obligations.

The failure of such operators and their contractors to perform their services in a proper manner could result in materially adverse consequences to the owners of interests in that particular property.

        As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to the commencement of drilling operations, a more thorough title examination is usually conducted and curative work is performed with respect to known significant title defects. Convest typically depends upon title opinions prepared at the request of the operator of the property to be drilled and, therefore, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. Pursuant to industry standard forms of operating agreements, the operator of an oil and gas property is not monetarily liable for loss of title.

        Title examinations done in connection with acquisitions of producing properties consist of title examinations supplied by the seller, newly acquired third party opinions, and representations and warranties of the seller as to the character of its title. Convest does not obtain title insurance with respect to its oil and gas properties.

COMPETITION

        The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate such properties. Many competitors have financial resources substantially greater than those of the Company. As a result, unless Convest obtains additional partners to participate in large drilling ventures and acquisitions of oil and gas properties, it could be prevented from participating in such activities. Since Convest is smaller and has more limited resources than many oil and gas companies, its ability to compete for the purchase of oil and gas properties may be limited.

REGULATIONS

        REGULATION OF OIL AND NATURAL GAS PRODUCTION. Domestic exploration for, and production and sale of, oil and gas are extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous governmental departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with, that carry substantial penalties for failure to comply and could cause interruption or termination of production. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry.

        STATE REGULATION OF OIL AND NATURAL GAS PRODUCTION. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Certain producing states, including Texas, Oklahoma and Louisiana, have recently adopted or considered adopting statutes or regulations that alter methods used to prorate natural gas production from wells located within these states. Some of these new statutes and regulations prorate production based on market demand.

        ENVIRONMENTAL REGULATION. The Company is subject to extensive and evolving environmental laws and regulations. These regulations are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state, and local environmental, zoning, health and safety agencies, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations. These regulations govern the generation, treatment, disposal and/or release of waste materials into the environment for purposes of protecting human health and the environment, and affect the Company's operations and costs. In recent years, environmental regulations have taken a "cradle to grave" approach to waste management, regulating and creating liabilities for the waste from its inception to final disposition.

        The Company's oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities. These laws and regulations may, among other things, impose liability under an oil and gas lease for the cost of pollution clean-up resulting from operations, impose liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the emissions of gaseous substances into the air and the subsurface injection of drilling and production liquids. The Company is not aware of any environmental claims existing as of December 31, 1996 which would have a material impact upon the Company's financial position or results of operations.

        The Company does not believe that compliance with existing federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact. Although these laws and regulations do have a substantial impact upon the energy industry, these requirements do not appear to affect the Company any differently than other companies in the industry.

CUSTOMERS AND MARKETING

        The availability of a ready market for Convest's oil and gas production depends on numerous factors beyond its control, including the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the costs of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the costs of complying with applicable environmental regulations. Consumer demand and legislative action can force prices both upward and downward, depending on the circumstances. Because of the many factors influencing the price of oil and gas, it is very difficult to predict future prices.

        Demand for natural gas typically decreases during warmer months of the year with the result that sales of natural gas from the Company's wells may be partially or fully curtailed during those months. Decreased demand for natural gas also may cause reductions in the spot market price for natural gas. Convest's gas properties continue to be affected by the possibility of both lower prices and production curtailments during the warmer months. The Company, from time to time, (i) voluntarily does not take gas produced from existing wells (ii) has shut in wells due to low prevailing spot market prices received in a particular geographic region or (iii) in certain circumstances, has marketed its own gas on terms more favorable than those provided by the operators of some of its properties.

        During early 1995, the Company entered into a marketing agreement with an independent third party marketing firm covering a substantial portion of the Company's crude oil production. Under the agreement, the third party marketing firm endeavors to obtain a price which is higher than the prevailing spot market price through the aggregation of volumes. During 1996, the third party marketed approximately 53% of the Company's crude oil production. Further, the Company requires the third party marketer to post a letter of credit securing the estimated value of crude oil to be marketed for a particular month.

        The Company marketed approximately 84% of its 1996 gas production under an agreement with Energy Source, Inc., which until December 10, 1996 was a wholly owned subsidiary of Edisto (SEE Note 4 under "Notes to Consolidated Financial Statements" included herewith). This agreement with Energy Source, Inc. has been extended until December 31, 1997. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security. Management believes the terms of the Energy Source gas marketing agreement are no less favorable to the Company than those available from unaffiliated third parties. The balance of the Company's natural gas production was sold at the prevailing spot market price or under gas sales contracts approximating the spot market price.

        The following purchasers individually accounted for 10% or more of Convest's total sales of crude oil, condensate and natural gas during one or more of the following periods:


                                          Year Ended December 31,
                                     --------------------------------
                                       1996        1995        1994
                                     --------    --------    --------
         Natural Gas Clearinghouse       --  %          1%         21%
         Energy Source, Inc. .....         49          37        --
         Chevron, USA, Inc. ......          1           2          17
         Texon ...................         20           9        --
                                     --------    --------    --------
                                           70%         49%         38%
                                     ========    ========    ========

Since oil and gas are readily marketable commodities in the areas where the Company conducts its operations, management believes the loss of any of these purchasers would not have a significant impact on the Company's operations.

EMPLOYEES

        At December 31, 1996, Convest employed forty-one persons, including four engineers, one geologist, two landmen and thirty-four administrative, technical and accounting personnel.

ITEM 3.    LEGAL PROCEEDINGS

        ELIZABETH HOLT, ET AL. V. SUN E & P COMPANY, ET AL., Cause No. 3,217 in the 84th District Court, Hansford County, Texas. This suit was originally filed in August 1984, seeking to cancel a 13-section lease because there was no gas production for a period of approximately 120 days in 1983 when the gas purchaser's pipeline was shutdown for repairs. The plaintiff sought to terminate the lease by reason of nonproduction as of September 23, 1983. If successful, Convest would be liable for damages on past production in the range of $300,000 to $350,000, plus pre-judgment interest and attorneys fees, which would total approximately $400,000 to $450,000. The court entered a judgment on December 20, 1996 denying all relief sought by the plaintiffs against Convest. This judgment is being appealed by the plaintiffs. The predecessor in interest to Convest has indemnified Convest to a maximum of $357,000 in value for the well provided the total damages exceed $250,000.

        In addition, the Company is named as defendant in several lawsuits arising in the ordinary course of business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Convest's Common Stock is listed on the American Stock Exchange under the symbol "COV." Convest has not paid dividends since its formation in June 1990, and does not expect to pay dividends in the foreseeable future. Payment of dividends under certain circumstances is also restricted by the terms of the Company's credit facility. As of March 14, 1997, there were 6,693 holders of record of the Company's Common Stock.

        The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated.

                                             HIGH             LOW
                                             ----             ---
      1997
First Quarter (Through March 14, 1997)     $ 6-3/8         $ 5-1/2

      1996
First Quarter                              $ 4-11/16       $ 3-1/4
Second Quarter                             $ 5-5/8         $ 4-3/8
Third Quarter                              $ 5-5/8         $ 4-5/8
Fourth Quarter                             $ 6-5/8         $ 4-3/4

      1995
First Quarter                              $ 4-13/16       $ 3-1/8
Second Quarter                             $ 4-3/8         $ 3-1/8
Third Quarter                              $ 3-7/8         $ 3-1/16
Fourth Quarter                             $ 4             $ 3-1/16

ITEM 6.    SELECTED  FINANCIAL  INFORMATION

        On June 26, 1995, Convest purchased from Edisto all of the capital stock of Edisto's oil and gas subsidiary, Edisto E&P (the "Edisto Transaction"). The consideration paid to Edisto was 6,185,400 shares of newly issued Convest Common Stock and $10,000 in cash. These newly issued shares, combined with Edisto's existing 31% interest, gave Edisto approximately 72% of the outstanding shares of Convest Common Stock.

        The Edisto Transaction resulted in a "reverse acquisition" by Edisto E&P of Convest (e.g., as an acquisition of Convest by Edisto E&P) since Edisto's interest in the Company increased to 72% and Edisto's affiliates became a majority of the Company's Board of Directors. Accordingly, under applicable accounting rules, Edisto E&P's historical financial statements have replaced Convest's financial statements as the historical financial statements of the Company. SEE Note 1 under the "Notes to Consolidated Financial Statements" for a more detailed discussion of the changes required by the reverse acquisition method of accounting.

        On October 26, 1992, Edisto and certain of its affiliates, including Edisto E&P, filed voluntary petitions for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. On June 29, 1993, Edisto's plan of reorganization became effective, and Edisto substantially consummated its restructuring. Edisto E&P's historical financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, Edisto E&P adopted fresh start reporting as of June 30, 1993, which provides for the allocation of the reorganization value of the entity among the reorganized assets on the basis of the purchase method of accounting.

        The following table presents selected historical financial information as of and for each of the five years ended December 31, 1996. As previously stated, the Edisto Transaction was accounted for as a reverse acquisition of Convest by Edisto E&P. Accordingly, the accompanying historical financial information is that of Edisto E&P and NRM Energy Company, L.P. (the predecessor to Edisto E&P) ("NRM Energy").

        Edisto E&P's results of operations are not comparable in all respects to the results of NRM Energy for the periods prior to June 30, 1993 due to the adoption of fresh-start reporting in conjunction with Edisto E&P's emergence from bankruptcy on June 29, 1993. Further, because of the Edisto Transaction and the accounting treatment used for a reverse acquisition, the Company's financial information for the years ended December 31, 1995 and 1996 is not comparable to the financial information for prior periods. This financial information should be reviewed in conjunction with the consolidated financial statements of the Company and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth elsewhere in this Report. This information set forth in the tables is not covered by the report of the Company's independent public accountants included elsewhere in this Report.

                             SELECTED CONSOLIDATED FINANCIAL DATA


                                                      CONVEST                             NRM ENERGY
                                   ----------------------------------------------   ----------------------
                                                                       SIX MONTHS  SIX MONTHS      YEAR
                                         YEAR ENDED DECEMBER 31,         ENDED       ENDED        ENDED
                                   ---------------------------------- DECEMBER 31,  JUNE 30,    DECEMBER 31,
                                     1996        1995         1994        1993        1993         1992
                                   ---------   ---------    ---------   ---------   ---------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .......................   $  49,745   $  50,980    $  51,868   $  31,980   $  32,768    $  59,392
Reorganization items ...........   $    --          --           --          --     $ (51,335)   $ (12,365)
Income (loss) from
  continuing operations ........   $   8,070   $    (940)   $  11,266   $   7,696   $ (52,526)   $ (41,733)
Net income (loss) ..............   $   8,070   $    (940)   $  11,266   $   7,696   $ (41,018)   $ (45,603)
Net income (loss) per
  weighted average common
  share (1)(2) .................   $    0.78   $   (0.11)   $    1.82   $    1.24        --           --
Net income (loss) per unit(2):
  Continuing operations ........        --          --           --          --     $  (20.49)   $  (16.28)
  Discontinued operations ......        --          --           --          --          --          (1.51)
  Extraordinary gain ...........        --          --           --          --          4.49         --
                                                                                    ---------    ---------
  Net income (loss) per unit ...        --          --           --          --     $  (16.00)   $  (17.79)
                                                                                    =========    =========
Weighted average common
  shares outstanding (1)(2) ....      10,413       8,374        6,185       6,185        --           --
Weighted average common
  units outstanding ............        --          --           --          --         2,563        2,563
Current assets .................   $  14,784   $  15,440    $  11,514   $  27,317   $  24,198    $  33,406
Total assets ...................   $  72,212   $  81,957    $  58,178   $  88,592   $  97,979    $ 157,771
Current liabilities ............   $  17,342   $  17,597    $  26,463   $  31,909   $  28,009    $  10,890
Long term liabilities ..........   $  11,732   $  29,343    $  12,088   $  18,167   $  15,496    $  12,125
Pre-petition liabilities subject
  to compromise--long-term .....        --          --           --          --          --      $ 112,726
Pre-petition liabilities not
  subject to
compromise--long-term ..........        --          --           --          --          --      $  26,733
Equity:
  Stockholders' ................   $  43,138   $  35,017    $  19,627   $  38,516        --           --
  Partners' ....................        --          --           --          --     $  54,474    $  (4,703)

----------
(1) In accordance with the rules of accounting for a reverse acquisition, Edisto E&P's capital structure was retroactively restated for periods prior to the Edisto Transaction as more fully discussed under Notes 1 and 3 under "Notes to Consolidated Financial Statements" included elsewhere herein.

(2) The Company considers net income per share information for periods prior to June 30, 1995 to be of limited value since Edisto E&P was a wholly-owned subsidiary of Edisto prior to the Edisto Transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 1 HEREIN FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                      OVERVIEW AND SIGNIFICANT DEVELOPMENTS

SUMMARY OF SIGNIFICANT DEVELOPMENTS

        The most significant events during 1996 and early 1997, which are explained in more detail elsewhere in this Form 10-K, were:

        RESULTS OF OPERATIONS. The Company had net income of $8.1 million for 1996 compared to a net loss of $0.9 million in 1995. These results for 1996 included (i) a $1.2 million gain on the sale of properties during the year, (ii) a $1.3 million gain from the favorable settlements of two lawsuits filed by the Company against third parties, (iii) a $2.6 million impairment loss under Statement of Financial Accounting Standard No. 121 "Accounting For the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121") with respect to the Company's oil and gas properties, as explained further below, and (iv) a $7.8 million hedging loss, as explained in more detail below. The Company's results were aided significantly by the high oil and gas prices received by the Company during the fourth quarter of 1996 (average prices of $20.35 per barrel of oil and $2.63 per Mcf of gas). The Company's net income during the fourth quarter of 1996 was approximately $5.5 million.

        DRILLING RESULTS. The Company was very active in 1996 and early 1997, especially on its offshore properties in the Gulf of Mexico. The Company has interests in 43 offshore blocks, many of which have presented attractive drilling opportunities during the past year and which continue to present drilling opportunities. The Company's total capital expenditures during 1996 were $10.9 million, the bulk of which was devoted to drilling offshore wells. Eleven of the fifteen wells drilled in 1996 were successful, with successful wells at High Island Block 195, Eugene Island Block 281, South Timbalier Block 221, Grand Isle Block 82 and Eugene Island Blocks 313 and 333. Of the eleven successful wells, only one had been quantified in the year-end 1995 reserve report as proved reserves, therefore, ten of these wells represent new additions to the Company's reserves in 1996. As outlined in more detail below, the Company's drilling success in late 1995 and 1996 has mitigated the steep production decline from the Company's offshore gas properties.

        OIL AND GAS RESERVES. Based on the Company's reserve report at December 31, 1996, the Company had total estimated proved reserves at such date of 6,344 Mbbl of crude oil and 37,582 Mmcf of natural gas. While this represents a decline from the Company's reserves at December 31, 1995 of 6,523 Mbbl of crude oil and 40,546 Mmcf of natural gas, the Company's production during 1996 was 960 MBbls of crude oil and 13,162 Mmcf of natural gas.

        Also based on the Company's reserve reports at December 31, 1996, the Company had approximately $146.0 million of pre-tax estimated discounted future net revenues from its proved oil and gas reserves, as determined in accordance with Securities and Exchange Commission Guidelines. This amount is almost double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. The Company cautions, however, that under Securities and Exchange Commission guidelines, this reserve estimate was made using average prices at December 31, 1996 which were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas. Accordingly, a substantial portion of the increase in the estimated future net revenues is due to the increase in prices between the two dates. Since oil and gas prices have dropped substantially since year-end 1996, such reserve estimates may not be indicative of the fair market value of the Company's oil and gas reserves. SEE "Liquidity and Capital Resources--Working Capital" on Pages 21-22 herein for a more detailed analysis of the Company's estimated future net revenues at December 31, 1995 and 1996.

        ENGAGEMENT OF INVESTMENT BANKER FOR EDISTO AND CONVEST. On January 8, 1997, Edisto and Convest jointly engaged the investment banking firm of Petrie Parkman & Co., Inc. to make recommendations for strategic alternatives to enhance shareholder value for both Edisto and Convest. Petrie Parkman's engagement will include identifying and evaluating potential strategic partners in the oil and gas industry for a sale or merger of Edisto and Convest.

        1997 CAPITAL EXPENDITURES. During 1997, the Company plans to continue investing a substantial portion of its cash flow in drilling operations on its offshore properties. The capital expenditure budget for 1997 will be approximately $16 million.

        PRICE RISK MANAGEMENT/HEDGING. The Company uses a combination of futures contracts traded on the New York Mercantile Exchange ("NYMEX") and price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded a hedging loss of approximately $7.8 million for 1996. This amount was recorded as a reduction in oil and gas sales revenue in the accompanying statements of operations, and accordingly, is reflected in the per unit price the Company received for its oil and gas sales.

        The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower, and were made as a defensive measure to assure stable cash flows in 1996. The harsh winter at the beginning of 1996, however, drove prices up substantially. These high prices have continued during most of 1996 which caused the hedging losses. The Company has substantially decreased its hedging activities for 1997.

        At December 31, 1996, the Company had NYMEX futures contracts hedging approximately 90 Mbls of oil and 3,300 Mmcf of natural gas (or approximately 10% and 27% of the Company's estimated 1997 oil and gas production, respectively). The contracts for natural gas range from approximately $2.34 to $3.09 per Mcf for the period February 1997 to November 1997 with an average price of $2.53 per Mcf. The contracts for oil range from $20.73 to $24.64 for the period February 1997 to October 1997 with an average price of $22.50 per Bbl.

        SFAS 121 IMPAIRMENT LOSS. The Company recorded a $2.6 million impairment loss in 1996 as a result of the Company's evaluation of its proved oil and gas properties under SFAS 121 regarding accounting for long-lived assets. Under SFAS 121, the Company is required to recognize an impairment loss with respect to its proved oil and gas properties if the carrying value of such properties (i.e., capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such oil and gas properties. SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. $1.1 million of the impairment loss was recognized in the second quarter of 1996 and the remaining $1.5 million was recognized in the fourth quarter of 1996. Convest assessed the need for an impairment at December 31, 1996 using the prices of $22.73 per barrel of oil and $2.21 per Mcf of gas.

        REPAYMENT OF OUTSTANDING DEBT. During 1996, the Company has repaid a net $15.2 million of outstanding debt under its long-term line of credit facility. The amount of debt at December 31, 1996 was $4.0 million which has been repaid in full in February 1997. This credit facility, however, will remain available for future credit needs.

        PROPERTY SALES. During January 1996, the Company sold its interest in Vermilion Block 284 for approximately $2.0 million. The Company also sold other nonstrategic oil and gas properties during 1996 for aggregate sales proceeds of approximately $991,000. As a result of these sales, the Company recorded a gain of approximately $1.2 million during 1996.

        LAWSUIT SETTLEMENTS. The Company favorably settled two lawsuits in 1996. In the first lawsuit, a ship collided with an offshore platform for one of the Company's offshore properties in which the Company had a 21% working interest. In addition to the damage to the platform, the economic life of the property was impaired . The Company's share of the net settlement proceeds was $1.3 million, and the Company recognized an $873,000 gain. In the second lawsuit, the Company and other parties had sued the buyer under certain gas purchase contracts alleging that the buyer had not paid the correct amounts under the gas purchase contracts. Under the settlement, the Company's share of the net settlement proceeds, and its gain, was $437,000.

VOLATILITY OF NATURAL GAS AND OIL PRICES

        The revenues generated from operations are highly dependant upon the prices of oil and natural gas. Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions. It is impossible to predict future natural gas and oil price movements with any certainty. Declines in natural gas and oil prices may adversely affect the Company's financial condition, liquidity and results of operations. Lower natural gas and oil prices also may reduce the amount of the Company's natural gas and oil that can be produced economically.

HEDGING ACTIVITIES

        From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. SEE "Price Risk Management/Hedging" above and Note 5 to the Consolidated Financial Statements.

        As a result of the hedging activities, the Company is exposed to credit losses in the event of nonperformance by the counterparts to its hedging agreements. Management has evaluated such risks and believes that overall business risk is minimized as a result of these hedging contracts which are with major investment-grade financial institutions.

        The Company will continue to monitor energy prices and may enter into subsequent hedging transactions in the ordinary course of business as management deems appropriate.

                         LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY AND LONG-TERM DEBT

        On June 26, 1995, the Company entered into a new credit agreement which terminates January 1, 1999. This facility is secured by a first lien on substantially all of the Company's assets, including its oil and gas properties and gas plant. The borrowing base under the credit facility is subject to redetermination semi-annually (on May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective December 1, 1996, the new borrowing base under the credit facility was $19.2 million, based on the lending banks semi-annual redetermination, which reduces by $1.0 million per month beginning January 1, 1997. The Company's borrowing capacity will be substantially reduced over the next year (by at least $12.0 million) unless there is substantial improvement in oil and gas prices or the Company is successful in proving up additional reserve quantities.

        During 1996, the Company repaid a net $15.2 million of debt under the credit facility, so that only $4.0 million was outstanding at December 31, 1996. This outstanding amount was subsequently repaid in full in February 1997 so that no amounts are currently outstanding under the credit facility. The credit facility, however, will remain available for future credit needs.

WORKING CAPITAL

        At December 31, 1996, the Company had a working capital deficit of approximately $2.6 million. This working capital deficit was caused primarily by the inclusion in current liabilities of an aggregate of approximately $8.0 million of accrued liabilities for abandonment, operating expenses attributable to the sale of a production payment on two properties, and gas imbalance liabilities (deferred revenues). There is no offsetting current asset for any of these current liabilities since they will be repaid from the operating cash flow from the oil and gas properties, which are reflected as a long-term asset on the balance sheet in accordance with generally accepted accounting principles.

        The Company's ability to reduce the existing working capital deficit while maintaining an active drilling program and normal operations will depend upon the net cash flows generated from its oil and gas properties. In this regard, the Company's net revenues from its oil and gas properties are expected to decline significantly, although the drilling success in late 1995 and 1996 has mitigated the steep production decline from the Company's offshore gas properties. SEE "Oil and Gas Reserve Information" on Pages 3-4 and "Estimated Undiscounted Yearly Pre-Tax Future Net Revenues" on Page 5 herein for information on the Company's oil and gas reserves and estimated future net revenues.

        The estimates of the Company's future net revenues are highly sensitive to changes in the price for oil and natural gas. The $146.0 million of pre-tax estimated discounted future net revenues from proved reserves reported at December 31, 1996 is approximately double the $74.5 million of pre-tax estimated discounted future net revenues reported at December 31, 1995. To help analyze the difference in estimated future net revenues between December 31, 1995 and 1996, the Company notes the following:

o A substantial portion of the difference in estimated future net revenues between the two dates is due to the large difference in prices on the two dates. The average prices at December 31, 1996 were $26.01 per barrel of oil and $3.87 per Mcf of gas, whereas the average prices at December 31, 1995 were $19.48 per barrel of oil and $2.16 per Mcf of gas.

o The calculation of the Company's estimated future net revenues is very sensitive to changes in oil and gas prices, especially since the Company's proved reserves include a number of offshore properties which have a steep production decline. SEE "Estimated Undiscounted Yearly Pre-Tax Future Net Revenues" on Page 5 herein.

o Oil and gas prices have declined substantially from the average prices at December 31, 1996. During February 1997, the average prices received by the Company were $20.75 per barrel of oil and $2.85 per Mcf of gas. Since prices have continued to decline during the last month, the Company expects that the average prices in March 1997 will be lower than those in the prior month. Accordingly, the reserve estimates as of December 31, 1996 may not be indicative of the fair market value of the Company's oil and gas reserves.

        Based on current conditions, management believes that the Company has the financial capability to satisfy its working capital deficit, while sustaining capital expenditures and meeting operating needs arising in the ordinary course of business.

CAPITAL EXPENDITURES

        The Company has budgeted capital expenditures for 1997 of approximately $16 million primarily related to drilling opportunities with the Company's offshore properties. These capital expenditures will be funded from operating cash flow and the Company's credit facility.

                              RESULTS OF OPERATIONS

        The following table highlights certain statements of operations data of the Company and production expenses for the years ended December 31, 1996, 1995 and 1994.
                                                      Years Ending December 31,
                                                     ---------------------------
                                                      1996     1995(2)   1994(2)
                                                     -------   -------   -------
PRODUCTION VOLUMES:
    Oil (MBbls) ..................................       960     1,219       584
    Gas (including NGL's)(Mmcf) ..................    13,537    18,488    19,295
    BOE (MBbls)(1) ...............................     3,216     4,300     3,800

PRICES:
    Oil ($/Bbl) ..................................   $ 18.47   $ 17.20   $ 15.51
    Gas ($/Mcf) ..................................   $  2.06   $  1.57   $  1.96

GROSS OIL AND GAS REVENUE (IN THOUSANDS):
    Oil ..........................................   $17,735   $20,963   $ 9,056
    Gas (including NGL's) ........................    27,887    28,954    37,732
                                                     -------   -------   -------
        Total Oil and Gas Revenue ................   $45,622   $49,917   $46,788
                                                     =======   =======   =======

PRODUCTION EXPENSES (IN THOUSANDS):
    Lease Operating Expenses .....................   $12,998   $16,790   $12,033
    Production Taxes .............................     1,272     1,167       247
                                                     -------   -------   -------
        Total Production Expenses ................   $14,270   $17,957   $12,280
                                                     =======   =======   =======

ABANDONMENT AND EXPLORATION COSTS
    (IN THOUSANDS) ...............................   $ 1,775   $ 2,279   $ 2,135
                                                     =======   =======   =======

GENERAL AND ADMINISTRATIVE EXPENSE
    (IN THOUSANDS) ...............................   $ 4,792   $ 4,882   $ 4,588
                                                     =======   =======   =======

INTEREST EXPENSE (IN THOUSANDS) ..................   $ 1,065   $ 2,015   $   747
                                                     =======   =======   =======

DEPRECIATION, DEPLETION AND AMORTIZATION
    OF OIL AND GAS PROPERTIES (IN THOUSANDS) .....   $16,364   $19,886   $18,222
                                                     =======   =======   =======

PRODUCTION EXPENSE PER BOE .......................   $  4.44   $  4.18   $  3.23
                                                     =======   =======   =======

DEPRECIATION, DEPLETION AND AMORTIZATION
  PER BOE ........................................   $  5.09   $  4.62   $  4.80
                                                     =======   =======   =======
--------------------------------
(1) Natural gas is converted into oil equivalents at a rate of six Mcf per barrel of oil

(2) The Company acquired Edisto Exploration & Production Company ("Edisto E&P") on June 26, 1995 in a transaction that was accounted for as a "reverse acquisition" because Edisto Resources Corporation became the majority shareholder. SEE Note 1 to the "Notes to Consolidated Financial Statements" elsewhere in this Form 10-K. Accordingly, the information presented for 1994 includes only Edisto E&P while the information presented for 1995 and 1996 includes both Convest and Edisto E&P.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

        OVERVIEW. The Company had net income of $8.1 million for 1996 compared to a net loss of $0.9 million in 1995. These results for 1996 included (i) a $1.2 million gain on the sale of properties during the year, (ii) a $1.3 million gain from the favorable settlements of two lawsuits filed by the Company against third parties, and (iii) a $2.6 million impairment loss under SFAS 121 with respect to the Company's oil and gas properties, as explained further below. The Company's results were aided significantly by the high oil and gas prices received by the Company during the fourth quarter of 1996 (average prices of $20.35 per barrel of oil and $2.63 per Mcf of gas). The Company's net income during the fourth quarter of 1996 was approximately $5.5 million.

        REVENUES. Oil and gas revenue decreased by approximately $4.3 million or 9% between the twelve month periods ended December 31, 1996 and 1995. The average price the Company received for its oil and gas sales increased by 7% and 31%, respectively, between the corresponding periods. Oil and gas production decreased by 21% and 27%, respectively. The decrease in production volumes was due primarily to the sale of producing oil and gas properties coupled with the steep production decline associated with the Company's offshore Gulf of Mexico properties. The effects of these production declines were partially offset by the additional drilling on the Company's South Timbalier Block 144 property completed in late 1995 and the addition of the Sensor properties purchased in mid 1995. As previously stated, the Company's offshore properties are subject to inherent steep production declines. In order to minimize the future effects of such declines, the Company must replace its reserves through its exploratory and development drilling and acquisition activities.

        PRICE RISK MANAGEMENT/HEDGING. The Company uses a combination of futures contracts traded on the NYMEX and over the counter price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded hedging losses of approximately $7.8 million and $421,000 for the twelve month periods ended December 31, 1996 and 1995, respectively. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price the Company received for its oil and gas sales.

        The hedges affecting 1996 were implemented early in the fourth quarter of 1995 when oil and gas prices were substantially lower. These hedges were made as a defensive measure to assure stable cash flows in 1996. The past harsh winter, however, drove prices up substantially and these high prices have continued during most of 1996 which caused the hedging losses in 1996. The Company has substantially decreased its hedging activities for 1997.

        PRODUCTION EXPENSES. Production expenses decreased by approximately $3.7 million or 20% between the corresponding periods. The decrease in production expenses is primarily due to a decrease in workover activity during the twelve months ended December 31, 1996, and the sale of producing oil and gas properties during 1995 and early 1996. The decline in production expenses was offset by the incremental operating expenses associated with the Sensor properties. Production expenses per barrel of oil equivalent ("BOE") was $4.44 and $4.18 for the twelve months ended December 31, 1996 and 1995, respectively. The increase in production expense per BOE is caused by the decreased offshore production without a corresponding decrease in production expense.

        ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs decreased by approximately $500,000 between the corresponding periods. The decrease in abandonment and exploration costs is primarily due to the Company accruing its estimated cost of abandonment of its offshore properties in prior periods. Based upon a review of the reserve for abandonment, it was determined that the Company had substantially provided for its future abandonment liability, and accordingly, no additional accrual was provided for 1996.

        IMPAIRMENT OF OIL AND GAS PROPERTIES UNDER SFAS 121. Prior to 1995, the Company provided an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceeded undiscounted future revenues attributable to proved oil and gas reserves on an overall basis. During March 1995, the Financial Accounting Standards Board issued SFAS 121 which requires the Company to provide an impairment reserve for proved oil and gas properties to the extent that total capitalized costs, less accumulated depreciation and depletion, exceed undiscounted expected future cash flows attributable to proved oil and gas reserves on a property-by-property basis. The Company adopted the provisions of SFAS 121 and was required to record an impairment loss of approximately $5.9 million during the fourth quarter of 1995.

        The Company recorded a $2.6 million impairment loss in 1996 as a result of the Company's evaluation of its proved oil and gas properties under SFAS 121 regarding accounting for long-lived assets. Under SFAS 121, the Company is required to recognize an impairment loss with respect to its proved oil and gas properties if the carrying value of such properties (i.e., capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such oil and gas properties. SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. $1.1 million of the impairment loss was recognized in the second quarter of 1996 and the remaining $1.5 million was recognized in the fourth quarter of 1996. Convest assessed the need for an impairment at December 31, 1996 using the prices of $22.73 per barrel of oil and $2.20 per Mcf of gas.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by approximately $90,000 between the corresponding periods. The primary contributor to the decrease in general and administrative expense was the inclusion of employee severance cost in 1995 subsequent to the Company's reorganization upon closing of the Edisto Transaction. In addition, the Company incurred lower office rent expense after Edisto E&P terminated its existing office lease in mid 1995.

        INTEREST EXPENSE. Interest expense decreased by approximately 47% due to the repayment of a short-term promissory note issued in connection with the Company's purchase of the oil and gas assets of a former affiliate. The short-term promissory note was repaid simultaneously with the closing of the Edisto Transaction. In addition, the Company repaid a substantial portion of its outstanding borrowings under its long-term credit facility during 1996.

        DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties decreased by approximately $3.5 million or 18% between the corresponding periods. The decrease in DD&A was due primarily to the production declines discussed above. DD&A per BOE was $5.09 for the twelve month period ended December 31, 1996, compared to $4.62 for the corresponding period of 1995.

        GAIN ON ASSET SALES. In mid-January 1996, the Company completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million, which resulted in a gain of approximately $620,000. In addition, the Company sold several other nonstrategic oil and gas properties during 1996 for aggregate sale proceeds of approximately $991,000 which resulted in a gain of approximately $619,000.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND 1994.

        AS PREVIOUSLY EXPLAINED, BECAUSE OF THE EDISTO TRANSACTION THAT OCCURRED ON JUNE 26, 1995 AND THE REVERSE ACQUISITION METHOD OF ACCOUNTING USED TO ACCOUNT FOR SUCH TRANSACTION, THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995 ARE NOT COMPARABLE TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1994. ACCORDINGLY, MANAGEMENT OF THE COMPANY DOES NOT BELIEVE THAT THE COMPARISONS SET FORTH BELOW OF THESE TWO YEARS PROVIDES MEANINGFUL INFORMATION. All references below to "CEC" refer to Convest prior to the Edisto Transaction.

        OVERVIEW. Results for the year ended December 31, 1995 include the results of CEC from January 1, 1995 and the results of the Sensor acquisition from the acquisition dates (May 1, 1995 and June 14, 1995), whereas results for the year ended December 31, 1994 represent Edisto E&P only. The Company recorded a net loss for 1995 of $0.9 million, or ($0.11) per share, compared to net income of $11.3 million, or $1.82 per share, for the corresponding period of 1994. In computing net income for 1995, CEC's loss of approximately $1.7 million for the period preceding the Edisto Transaction (the six months ended June 30, 1995) was added back to the Company's net income (see Note 1 under "Notes to Consolidated Financial Statements" included elsewhere herein). During the fourth quarter of 1995, the Company recorded a charge of $5.9 million resulting from a change in the Company's method of accounting for impairment of oil and gas properties. Total revenue decreased by approximately 2% between the periods primarily due to a $4.8 million gain on the sale of oil and gas properties recorded during 1994. Production expenses increased by approximately $6.2 million primarily due to the inclusion of the CEC properties following the Edisto Transaction and are discussed further below.

        REVENUES. Oil and gas revenue increased by approximately $3.1 million or 7% between the year ended December 31, 1995 and the corresponding period of 1994. The average price the Company received for its crude oil sales increased by $1.69 per barrel between the corresponding periods while the average price the Company received for its gas sales decreased by $0.39 per mcf. Oil production increased by 97% while gas production decreased by only 3% between the periods due primarily to the inclusion of CEC revenues and expenses in the consolidated revenues and expenses of the Company (SEE Notes 1 and 3 under "Notes to Consolidated Financial Statements" included herein). Oil and gas production from the existing Edisto E&P properties decreased by approximately 5% and 17%, respectively. The decrease in volumes was due in part to the sale of certain offshore properties during 1994 coupled with the inherent steep production declines associated with offshore properties. The aforementioned decline in Edisto E&P's oil production was partially offset by the additional production added through Edisto E&P's acquisition of the Sensor Properties.

        PRODUCTION EXPENSES. Production expenses increased by approximately $5.7 million between the corresponding periods. Operating expenses associated with the CEC properties totaled approximately $6.4 million for the year ended December 31, 1995. As the CEC properties consist of several large waterflood units, these properties tend to have higher operating expenses than non-waterflood properties. In addition, substantially all of CEC's properties are onshore properties and therefore are subject to severance taxes by state taxing authorities while substantially all of Edisto E&P's properties are offshore and are not subject to severance tax. Production expenses on Edisto E&P's existing properties decreased by approximately 6% due primarily to the sale of certain properties and the production declines previously discussed.

        ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs increased by approximately $144,000 due primarily to Edisto E&P's abandonment of an offshore property during 1995. During 1995, the operator of one of Edisto E&P's offshore properties proposed an operation on the property and the Company elected not to participate. The operation subsequently proved unsuccessful and Edisto E&P abandoned its interest.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 6% between the corresponding periods due primarily to the inclusion of approximately $500,000 of employee severance costs during 1995 associated with its restructuring following the Edisto Transaction. In addition, CEC and Edisto E&P entered into a management agreement effective January 1, 1995, whereby CEC managed the oil and gas property interest owned by Edisto E&P in exchange for $50,000 per month. As a result, Edisto E&P incurred limited general and administrative expense for the period prior to the Edisto Transaction. The Edisto E&P amounts reflect the $50,000 per month management fee as general and administrative expense while CEC amounts reflect the management fee as a reduction of its general and administrative expense. The management agreement terminated upon closing of the Edisto Transaction.

        INTEREST EXPENSE. Interest expense increased by approximately $1.3 million between the corresponding periods. Interest expense is comprised of interest on a short-term promissory note issued to an affiliate of CEC related to a property acquisition and interest on CEC's outstanding bank debt which was outstanding prior to the Edisto Transaction. The short-term promissory note was repaid at closing of the Edisto Transaction.

        DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties increased by approximately $1.7 million or 9% between the corresponding periods. DD&A attributable to CEC's properties totaled approximately $6.1 million for the year ended December 31, 1995. DD&A attributable to Edisto E&P's oil and gas properties decreased by approximately $4.5 million due to an upward revision in estimated recoverable reserves at December 31, 1995, and the lower production volumes previously discussed. DD&A per equivalent unit of oil production was $4.62 and $4.80 for the year ended December 31, 1995 and 1994, respectively.

        IMPAIRMENT OF OIL AND GAS PROPERTIES. Prior to 1995, the Company provided an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceed undiscounted future net revenues attributable to proved oil and gas reserves on an overall basis. The provisions of SFAS 121 require the Company to provide an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceed undiscounted expected future cash flows attributable to proved oil and gas reserves on a property-by-property basis. The Company adopted the provisions of SFAS 121 during the fourth quarter of 1995. Upon the adoption of SFAS 121, the Company was required to record an impairment of approximately $5.9 million during the fourth quarter of 1995.

        EQUITY IN LOSS OF AFFILIATE. The $1.7 million equity in earnings (loss) of affiliates for 1994 reflects a $1.7 million loss from CEC. Edisto E&P acquired its 31% interest in CEC at the end of November 1994 and accounted for such interest using the equity method of accounting. Accordingly, since CEC suffered a $5.5 million loss in December 1994, Edisto E&P's equity in CEC's loss was $1.7 million. During January 1995, Edisto E&P transferred the purchased shares of CEC Common Stock to Edisto.

        GAIN/LOSS ON ASSET SALE. Edisto E&P realized a $4.8 million gain primarily related to the sale of an offshore property during the year ended December 31, 1994. During 1995, Edisto E&P realized a loss of approximately $660,000 related to the sale of another offshore property.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

CONVEST ENERGY CORPORATION:

1.      Report of Independent Public Accountants of Convest Energy
        Corporation.......................................................... 28

2.      Consolidated Balance Sheets of Convest Energy Corporation at December
        31, 1996 and 1995.................................................... 29

3.      Consolidated Statements of Operations of Convest Energy Corporation for
        the Years Ended December 31, 1996, 1995 and 1994..................... 30

4.      Consolidated Statements of Stockholders' Equity of Convest Energy
        Corporation for the Years Ended December 31, 1996, 1995 and 1994..... 31

5.      Consolidated Statements of Cash Flows of Convest Energy Corporation for
        the Years Ended December 31, 1996, 1995 and 1994..................... 32

6.      Notes to Consolidated Financial Statements of Convest Energy
        Corporation.......................................................... 33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Convest Energy Corporation:

We have audited the accompanying consolidated balance sheets of Convest Energy Corporation (a Texas corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Convest Energy Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2, as of October 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

                               ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 1997

                           CONVEST ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                          December 31,
                                                                     ----------------------
                                                                       1996         1995
                                                                     ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ....................................   $   3,678    $     674
    Restricted cash ..............................................         333          333
    Accounts receivable:
      Oil and gas production - less allowance for doubtful
        accounts of $657 and $820, respectively ..................       7,908        7,958
      Other ......................................................         598          252
    Other current assets .........................................       2,267        6,223
                                                                     ---------    ---------
        Total current assets .....................................      14,784       15,440
                                                                     ---------    ---------
Property and equipment:
    Oil and gas properties, successful efforts method ............     117,307      114,201
    Other ........................................................         478          364
    Less accumulated depreciation, depletion and amortization ....     (63,061)     (50,225)
                                                                     ---------    ---------
                                                                        54,724       64,340
                                                                     ---------    ---------
Other assets .....................................................       2,704        2,177
                                                                     ---------    ---------
                                                                     $  72,212    $  81,957
                                                                     =========    =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt .........................   $    --      $   1,625
    Accounts payable:
      Oil and gas production .....................................       8,521        9,609
      Affiliates .................................................         667          550
    Accrued liabilities and other ................................       6,041        3,803
    Deferred revenue .............................................       2,113        2,010
                                                                     ---------    ---------
        Total current liabilities ................................      17,342       17,597
                                                                     ---------    ---------
Long-term liabilities:
    Long-term debt, net of current maturities ....................       4,003       17,553
    Deferred revenue .............................................         559          691
    Other noncurrent liabilities .................................       7,170       11,099
                                                                     ---------    ---------
                                                                        11,732       29,343
                                                                     ---------    ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $1 par value; authorized 5 million shares;
      none issued or outstanding
    Common stock $.01 par value; 20,000,000 shares
      authorized, 10,428,602 and 10,412,722 issued and outstanding
      at December 31, 1996 and 1995, respectively ................         104          104
    Additional paid-in capital ...................................      47,849       47,798
    Retained earnings (deficit) ..................................      (4,815)     (12,885)
                                                                     ---------    ---------
                                                                        43,138       35,017
                                                                     ---------    ---------
                                                                     $  72,212    $  81,957
                                                                     =========    =========

   The accompanying notes are an integral part of these financial statements.

                           CONVEST ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)

                                                         YEAR ENDED DECEMBER 31,
                                                     -----------------------------
                                                      1996       1995       1994
                                                     -------   --------    -------
Revenues:
    Oil and gas sales ............................   $45,622   $ 49,917    $46,788
    Gas plant revenues ...........................     1,517      1,295       --
    Gain (loss) on asset sale ....................     1,239       (660)     4,754
    Other, net ...................................     1,367        428        326
                                                     -------   --------    -------
                                                      49,745     50,980     51,868
                                                     -------   --------    -------
Expenses:
    Production:
        Lease operating expense ..................    12,998     16,790     12,033
        Production taxes .........................     1,272      1,167        247
        Gas plant operating expense ..............       510        492       --
    Abandonment and exploration costs ............     1,775      2,279      2,135
    General and administrative expenses ..........     4,792      4,882      4,588
    Interest expense .............................     1,065      2,015        747
    Depreciation, depletion and amortization .....    16,473     20,039     18,911
    Impairment of oil and gas properties .........     2,633      5,911       --
    Equity in loss of affiliates .................      --         --        1,731
                                                     -------   --------    -------
                                                      41,518     53,575     40,392
                                                     -------   --------    -------
Income (loss) before elimination of preacquisition
    net loss and income taxes ....................     8,227     (2,595)    11,476
        Elimination of preacquisition
           net loss of predecessor ...............      --        1,664       --
                                                     -------   --------    -------
    Net income (loss) before income taxes ........     8,227       (931)    11,476
    Income tax provision (benefit):
        Current ..................................       157        559        210
        Deferred .................................      --         (550)      --
                                                     -------   --------    -------
                                                         157          9        210
                                                     -------   --------    -------
Net income (loss) ................................   $ 8,070   $   (940)   $11,266
                                                     =======   ========    =======
Net income (loss) per share (See Note 2) .........   $  0.77   $  (0.11)   $  1.82
                                                     =======   ========    =======
Weighted average common shares outstanding .......    10,413      8,374      6,185
                                                     =======   ========    =======

   The accompanying notes are an integral part of these financial statements.

                           CONVEST ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (In Thousands)

                                        Common     Common   Additional
                                        Shares     Stock,    Paid-In    Retained
                                     OUTSTANDING  $.01 PAR   CAPITAL    EARNINGS      TOTAL
                                      ----------   ------   ---------   --------    --------
Balance at December 31, 1993 ......        6,185   $   62   $  30,758   $  7,696    $ 38,516
   Capital contributions ..........         --       --           100       --           100
   Dividends ......................         --       --          --      (30,255)    (30,255)
   Net income .....................         --       --          --       11,266      11,266
                                      ----------   ------   ---------   --------    --------
Balance at December 31, 1994 ......        6,185       62      30,858    (11,293)     19,627
Distribution of certain assets
   and liabilities to affiliates in
   accordance with the stock
   purchase agreement .............         --       --          --         (652)       (652)
   Stock issuance - reverse
   acquisition of CEC by
   Edisto E&P .....................        4,227       42      16,940       --        16,982
   Net loss .......................         --       --          --         (940)       (940)
                                      ----------   ------   ---------   --------    --------
Balance at December 31, 1995 ......       10,412      104      47,798    (12,885)     35,017
   Exercise of employee stock
   options ........................           16     --            51       --            51
   Net income .....................         --       --          --        8,070       8,070
                                      ----------   ------   ---------   --------    --------
Balance at December 31, 1996 ......       10,428   $  104   $  47,849   $ (4,815)   $ 43,138
                                      ==========   ======   =========   ========    ========

   The accompanying notes are an integral part of these financial statements.

                           CONVEST ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................   $  8,070    $   (940)   $ 11,266
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation, depletion and amortization ...........     16,496      16,503      18,911
      Impairment of oil and gas properties ...............      2,633       5,911        --
      (Gain) loss on sale of assets and investments ......     (1,239)        660      (4,754)
      Abandonment and exploration costs ..................      1,592       1,797       1,810
      (Increase) decrease in accounts receivable .........       (354)     (4,284)      6,064
      Decrease in accounts payable and accrued liabilities     (4,361)     (3,969)     (3,198)
      Other ..............................................        176        (121)        295
                                                             --------    --------    --------
         Net cash flow provided by operating activities ..     23,013      15,557      30,394
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received in reverse acquisition of
     CEC by Edisto E&P ...................................       --           716        --
   Acquisition, exploration and development of oil and
     gas properties ......................................    (10,949)    (10,232)     (6,298)
   Advances to working interest owners ...................     (1,225)       --          --
   Proceeds from the sale of oil and gas properties ......      2,991         384       8,444
   (Purchase) sale of investment in affiliates ...........       --         7,351      (9,183)
   (Purchase) sale of natural gas hedging contracts ......      4,412      (4,225)       (898)
   Increase in other current and noncurrent assets .......       (114)     (1,123)     (4,339)
                                                             --------    --------    --------
         Net cash used in investing activities ...........     (4,885)     (7,129)    (12,274)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt and capital leases .......      3,100       6,575       7,788
   Payments on long-term debt and capital leases .........    (18,275)    (12,750)     (9,578)
   Payment of note payable ...............................       --        (5,212)       --
   Cash dividends ........................................       --          --       (25,015)
   Distribution of certain assets and
     liabilities to affiliate ............................       --          (652)       --
   Exercised employee stock options ......................         51        --          --
   Other .................................................       --          (338)         25
                                                             --------    --------    --------
         Net cash used by financing activities ...........    (15,124)    (12,377)    (26,780)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents .....      3,004      (3,949)     (8,660)
Cash and cash equivalents, beginning of period ...........      1,007       4,956      13,616
                                                             --------    --------    --------
Cash and cash equivalents, end of period .................   $  4,011    $  1,007    $  4,956
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ..............   $  1,305    $  1,413    $    410
                                                             ========    ========    ========
   Cash paid during the period for taxes .................   $    157    $     46    $     80
                                                             ========    ========    ========
   Non-cash transactions - property dividend .............   $   --      $   --      $  5,240
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

GENERAL

        Convest Energy Corporation ("Convest" or the "Company"), a Texas corporation whose common stock is traded on the American Stock Exchange, is an active independent oil and gas exploration and production company. The Company was formed in June 1990 to participate in a series of mergers and other transactions consummated in December 1990 pursuant to which the company succeeded to the assets, liabilities, operations and common management of ConVest Energy Partners, Ltd., a former publicly-held Texas limited partnership, and certain of its affiliates.

EDISTO TRANSACTION

        On June 26, 1995, Convest acquired all of the outstanding capital stock of Edisto Exploration & Production Company, a Delaware corporation ("Edisto E&P") from Edisto Resources Corporation ("Edisto") in exchange for 6,185,400 newly issued shares of Convest's common stock and $10,000 in cash (the "Edisto Transaction"). The newly issued shares of Convest common stock increased Edisto's interest in Convest from 31% to 72%. Upon closing of the Edisto Transaction, Convest's Board was restructured so that affiliates of Edisto constituted a majority of the directors. Edisto subsequently increased its interest in Convest to 73% through the purchase of 92,000 additional shares of Convest common stock on the open market. The Edisto Transaction resulted in a reverse acquisition by Edisto E&P of Convest, as further described below. Accordingly, all future references to "Convest" or the "Company" will apply to Edisto E&P. Any references to "CEC" are intended to apply solely to Convest Energy Corporation prior to the reverse acquisition.

REVERSE ACQUISITION METHOD OF ACCOUNTING FOR EDISTO TRANSACTION

        Since Edisto acquired control of CEC through its 72% stock ownership and majority of the CEC Board, the acquisition of Edisto E&P by CEC has been accounted for as a reverse acquisition. Under accounting rules for a reverse acquisition, Edisto E&P is considered the acquiring entity and CEC is considered the acquired entity. As a result, the historical financial statements of CEC for periods prior to the date of the Edisto Transaction are no longer presented. Instead, the historical financial statements of the Company for periods prior to the date of the Edisto Transaction are those of Edisto E&P. Therefore, in accordance with the accounting rules for a reverse acquisition, the following should be noted with respect to the consolidated financial statements presented herein:

        (i) The Consolidated Statements of Operations of the Company for the year ended December 31, 1995 set forth the combined results of operations of CEC and Edisto E&P as if the Edisto Transaction had occurred on January 1, 1995, with the preacquisition net loss of CEC being eliminated for purposes of determining net income. The Consolidated Statements of Operations for the year ended December 31, 1994 are those of Edisto E&P and do not include the historical results of CEC for such period;

        (ii) The Consolidated Statements of Stockholders' Equity of the Company for the years ended December 31, 1995 and 1994 have been retroactively restated to reflect the number of shares of CEC common stock received by Edisto in the Edisto Transaction, as if such shares had been issued as of the beginning of the period, and to reflect the CEC shares outstanding prior to the Edisto Transaction as being issued on the date of the Edisto Transaction; and

        (iii) The Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1995 and 1994 do not include the cash flows of CEC for periods prior to the Edisto Transaction. For purposes of the Consolidated Statements of Cash Flows, the Edisto Transaction was substantially excluded since it was completed primarily with CEC Common Stock and accordingly resulted in a noncash transaction. Instead, only the cash balances of CEC at June 26, 1995 have been included as cash received by Edisto E&P as a result of the reverse acquisition.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDISTO E&P PRIOR TO THE EDISTO TRANSACTION

           On October 26, 1992, Edisto and certain of its affiliates, including Edisto E&P, filed voluntary petitions for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On June 29, 1993, Edisto's plan of reorganization became effective, and Edisto substantially consummated its restructuring. Edisto E&P's historical financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", issued November 1990 ("SOP 90-7"). In accordance with SOP 90-7, Edisto E&P adopted fresh start reporting as of June 30, 1993, which provides for the allocation of the reorganization value of the entity among the reorganized assets on the basis of the purchase method of accounting.

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

           PROPERTY AND EQUIPMENT. The Company follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including developmental dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for the Company's properties were prepared or audited by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent unit of oil production was $5.09, $4.62 and $4.80 for the years ended December 31, 1996, 1995 and 1994, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

        Prior to 1995, the Company provided an impairment reserve for proved oil and gas properties to the extent that total capitalized costs less accumulated depreciation and depletion, exceed expected undiscounted future net revenues attributable to proved oil and gas reserves on an overall basis. During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires the Company to recognize an impairment loss for proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Under SFAS 121, the Company must assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed discounted expected future cash flows.

        During the fourth quarter of 1995, the Company adopted SFAS 121 which required the Company to recognize an impairment loss in 1995 of approximately $5.9 million. The Company assessed the need for an impairment of its proved oil and gas properties at December 31, 1995 using the prices of $17.42 per barrel of oil and $1.61 per Mcf of gas. In 1996, the Company recognized an impairment loss of $2.6 million. The Company assessed the need for an impairment at December 31, 1996 using the prices of $22.73 per barrel of oil and $2.21 per Mcf of gas.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        OTHER PROPERTY, PLANT AND EQUIPMENT. Other fixed assets are recorded at cost and depreciated over their estimated useful lives using the straight-line method of depreciation.

        ABANDONMENT RESERVE. The Company records its estimate of future abandonment costs of offshore properties. Such costs are accrued using a unit-of-production method based upon estimated proved recoverable reserves. Abandonment costs are estimated under current regulations using current costs and are reviewed periodically and adjusted as new information becomes available. Abandonment costs on onshore properties are typically nominal due to the salvage value of well equipment.

        Upon emerging from bankruptcy in July 1993, Edisto E&P entered into a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases in which Edisto E&P owned interests. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. Subsequent to the Edisto Transaction, the Company continues to be subject to the Abandonment Fund payments. During the second quarter of 1995, the Company sold its interest in one of the offshore properties covered by the settlement agreement and as such, is no longer subject to the Abandonment Fund payments associated with the property. As of December 31, 1996 and 1995, the Company was subject to total Abandonment Fund payments of $4.2 million and $4.3 million, respectively.

        As of December 31, 1996 and 1995, the Company had made payments totaling $4.2 million and $3.7 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $7.7 million and $10.2 million, as of December 31, 1996 and 1995, respectively, resulting in a net long-term abandonment reserve of $3.5 million and $6.5 million as of those dates. The current portion of the abandonment reserve was $2.3 million and $556,000 as of December 31, 1996 and 1995, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

        LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., the Company established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of December 31, 1996 and 1995, the current balance of this reserve was $1.6 million and $1.8 million, respectively, and the long-term balance was $3.7 million and $4.6 million, respectively, and were presented in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

        GAS BALANCING. The Company uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at December 31, 1996 and 1995 were $2.3 million and $1.4 million, respectively, and are included in "Oil and Gas Production Accounts Receivables" and "Other Noncurrent Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at December 31, 1996 and 1995 were $2.7 million and $2.7 million, respectively, and are included in "Deferred Revenue" and "Other Noncurrent Liabilities" in the consolidated financial statements. The Company assumed a nominal gas imbalance liability from CEC in the Edisto Transaction.

        ACCOUNTING FOR INCOME TAXES. The Company records income taxes in accordance with the Financial Accounting Standards Board - Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the balance sheet approach of income tax accounting whereby deferred income taxes are provided at the balance sheet date for the differences existing in the tax basis of assets and liabilities and their financial statement carrying amounts.

        CONCENTRATION OF CREDIT RISK. The Company's oil and gas production revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conditions. The Company has not experienced significant credit losses on receivables from such sales. See Note 10 herein for a discussion of major purchasers of the Company's oil and gas production.

        NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 10,412,826 for the year ended December 31, 1996, 8,374,342 for the year ended December 31, 1995 and 6,185,400 for the year ended December 31, 1994. No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial. SEE Notes 1 and 8 herein which discuss the restated capital structure of the Company. The Company considers net income per share information for periods prior to June 30, 1995 to be of limited value since Edisto E&P was a wholly-owned subsidiary of Edisto prior to the Edisto Transaction.

        RISK MANAGEMENT/HEDGING ACTIVITIES. The Company from time to time engages in commodity hedging activities to minimize the risk of market fluctuations associated with the price of crude oil and natural gas production. The hedging objectives include assurance of stable and known cash flows and fixed favorable prices. The hedges are effected through the purchase and sale of futures contracts on the New York Mercantile Exchange ("NYMEX") and over the counter price swap agreements. The credit risk of futures contracts is limited due to the daily cash settlement of the net change in the value of open contracts and because of certain NYMEX procedures. Gains or losses on the Company's hedging agreements are deferred and recognized when the hedged transaction occurs, and are recorded as oil and gas sales revenue.

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

(3)     ACQUISITIONS

EDISTO TRANSACTION

        The Edisto Transaction is described in Note 1 herein. As described therein, the Edisto Transaction has been accounted for as a reverse acquisition since Edisto acquired control of CEC.

        The total purchase price of the Edisto Transaction was $17.3 million which was allocated to the CEC assets acquired and liabilities assumed based on their estimated fair values as of June 26, 1995. Assets acquired and liabilities assumed were assumed to have fair values equal to their historic book values except for oil and gas properties. The purchase price of $17.3 million was computed by totaling (i) Edisto's net cost basis of $7.0 million as of June 26, 1995 incurred to acquire 31.3% of the issued and outstanding shares of CEC in November 1994, (ii) the fair market value of the 6,185,400 newly issued shares of CEC Common Stock which was calculated as 40.8% of the market capitalization of CEC immediately prior to the closing of the Edisto Transaction on June 26, 1995, using the $3.25 market price per share of CEC Common Stock on such date, and (iii) the historical value of CEC's equity of $4.7 million attributable to non-Edisto shareholders of CEC subsequent to the Edisto Transaction.

        Since the Edisto Transaction was completed primarily with the issuance of newly issued shares of CEC common stock, the Company's Consolidated Balance Sheet following the Edisto Transaction reflects the reverse acquisition of CEC, but such noncash activity is excluded from the accompanying Consolidated Statement of Cash Flows for the period prior to the Edisto Transaction. The following table summarizes the noncash activity associated with the Edisto
Transaction:

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              (in thousands)
                                                              --------------
      Working Capital (Deficit), net of $716,000 cash acquired    (6,631)

      Property and Equipment .................................    41,085

      Long-term debt .........................................   (17,850)

SENSOR PROPERTIES ACQUISITION

        On May 1, 1995 and June 14, 1995, prior to the closing of the Edisto Transaction, CEC and Edisto E&P acquired from Sensor Oil & Gas ("Sensor") certain oil and gas properties located in Kansas, Oklahoma and Nebraska (the "Sensor Properties"). CEC and Edisto E&P each paid one half of the aggregate purchase price of $7.7 million (including approximately $332,000 of transaction costs) plus the assumption of approximately $250,000 of net liabilities. The bulk of the Sensor Properties were acquired on May 1, 1995, and the remaining property interests, which were subject to limited partnerships, were acquired on June 14, 1995. Since Edisto E&P and CEC each acquired identical interests in the Sensor Properties, the purchase of such properties did not affect the purchase price of the Edisto Transaction.

        Edisto E&P recorded its share of the Sensor Properties acquisition at cost, and accordingly, such amounts are included in the accompanying Consolidated Statements of Cash Flows. However, the Sensor Properties acquired by CEC were considered to have been acquired by Edisto E&P in the Edisto Transaction, and accordingly have been excluded from the Statement of Cash Flows as a noncash transaction. SEE Note 1 for a discussion of the reverse acquisition method of accounting used for the Edisto Transaction.

        The accompanying Consolidated Statements of Operations for the year ended December 31, 1995 includes revenues of approximately $3.5 million and direct operating expenses of approximately $1.4 million attributable to both CEC's and Edisto E&P's interests in the Sensor Properties from the dates of the acquisitions.

(4)     RELATED PARTY TRANSACTIONS

        On June 26, 1995, CEC and Edisto consummated the Edisto Transaction as described in Note 1 herein. In connection with the Edisto Transaction, CEC granted registration rights to Edisto for the 7,506,771 shares of CEC common stock owned by Edisto. On May 1, 1995 and June 14, 1995, CEC and Edisto E&P each purchased one half of the Sensor Properties as described in Note 3 herein.

        In the Edisto Transaction, Edisto retained the tax benefits of the net operating loss carryforwards ("NOL's") of Edisto E&P. The tax benefits include a $3.3 million NOL usable for regular taxable income and a $3.6 million NOL usable for alternative minimum taxable income. The Company determined that the use of theses NOLs would reduce its taxes for 1995 by approximately $437,000. In addition, based on current projections of the Company's future taxable income, it was determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the near future. Accordingly, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for the payment by Convest of $550,000. At December 31, 1995 and 1996, the Company recorded a deferred tax asset of $550,000 and a corresponding accounts payable to Edisto which is presented in "Other Noncurrent Assets" and "Accounts Payable
- Affiliates," respectively, in the consolidated financial statements.

        Since January 1995, Convest has had a gas marketing arrangement with Energy Source, Inc. ("Energy Source"), which until December 1996 was a wholly-owned subsidiary of Edisto. Under this arrangement, Energy Source markets a substantial portion of the Company's gas production and assumes certain related administrative functions. Energy Source marketed approximately 84% of the Company's 1996 gas production. During 1996, Convest received a minimum price of 98% of the index for the applicable pipeline. Under the agreement, Energy Source takes title to the gas before reselling it, thereby creating an account receivable from Energy Source for the sold gas. At December 31, 1996, the account receivable

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


from Energy Source was $3.6 million, which is included in "Accounts Receivable - Oil and Gas Production" on the Consolidated Balance Sheet. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security. Management believes the terms of the Energy Source gas marketing arrangement are no less favorable to the Company than those available from unaffiliated third parties.

        In December 1996, Energy Source was sold by Edisto to an unrelated third party. In connection with the sale, Convest and Energy Source agreed to extend the gas marketing agreement to December 31, 1997. Effective January 1, 1997, the gas marketing agreement with Energy Source was amended to increase the minimum price received by the Company from 98% to 100% of the index price for the applicable pipeline.

        Prior to the sale of Energy Source, Edisto had provided Convest with access to an AS400 computer system to run its accounting system and had provided MIS support. The monthly cost to Convest was approximately $12,555 per month. In connection with the sale of Energy Source, Edisto sold the AS400 computer system and its MIS personnel became employees of the purchaser of Energy Source. Since Convest continued to need an AS400 computer system to run its accounting system, the Energy Source purchaser agreed to provide Convest with access to the AS400 computer system and MIS support through December 31, 1997. The cost to Convest is $12,645 per month. This agreement may be terminated by Convest at any time after June 30, 1997 upon 90 days notice.

        The Company and Edisto have a directors' and officers' fiduciary insurance policy that covers both companies. During 1996 the annual insurance premium was allocated 32% to the Company, for a cost of $96,000 based on the relative percentage that the assets of the Company bear to the total assets of both the Company and Edisto.

        Each of the affiliated party transactions described above was approved by either a special committee of the Company's Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of the Company's Board.

        Effective July 1, 1995, the Company and Edisto agreed to share certain administrative costs to reduce the overall cost that would otherwise be incurred by each of them in the absence of such an arrangement. Under the arrangement, certain costs associated with shareholder communication services and certain administrative staff who perform duties on behalf of both entities are shared by Convest and Edisto based on their respective utilization. In addition, the salary of Michael Y. McGovern, who serves as the Chairman and Chief Executive Officer of Edisto and Convest, is apportioned equally between the two entities.

        The Company and Edisto may enter into additional cost sharing arrangements in the future. In order to avoid conflicts of interest in reaching any such arrangements, the Company's Board of Directors established an Affiliate Transaction Review Committee initially comprised of two non-employee directors having no affiliation with Edisto. The Affiliate Transaction Review Committee is responsible for conducting an appropriate review and unanimously approving all affiliate party transactions, including, without limitation, all transactions between the Company and Edisto and approving the method or basis for allocating any shared administrative expenses between Edisto and the Company.

        Energy Source also executes trades of futures contracts on the New York Mercantile Exchange on behalf of the Company. In this regard, Energy Source acts solely in a ministerial capacity to purchase or sell the futures contracts at price levels directed by the Company's management. Energy Source charges a commission of $.0025 per Mcf of gas or barrel of crude oil for each trade executed to cover Energy Source's administrative costs to perform such service.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)     HEDGING ACTIVITIES

        As previously stated, the Company conducts its hedging activities through major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by the Company at December 31, 1996 and 1995:

                                1996                            1995
                      -------------------------       -------------------------
                         OIL             GAS             OIL             GAS
                      --------       ----------       ---------      ----------
Quantity Sold         90 MBbls       3,300 Mmcf       285 MBbls      8,220 Mmcf
Maximum Term          9 Months        10 Months       11 Months       10 Months
Average Price          $22.50           $2.53          $17.23           $1.86

        At December 31, 1996, the Company had hedged approximately 10% and 27% of its projected 1997 oil and gas production, respectively. The Company will continue its hedging activities during 1997 in order to mitigate the volatility of its crude oil and natural gas prices. Gains and losses realized upon the settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. The Company's losses from hedging were $7.8 million and $421,000 during 1996 and 1995, respectively. The fair value of the Company's open positions at December 31, 1996 were $728,230. The fair value of the Company's hedges was based on the cost that would have been incurred to buy out those hedges in a loss position and the consideration that would have been received to terminate those hedges in a gain position. The cash margin required by the counterparts to the Company's hedging activities totaled $1.0 and $5.1 million as of December 31, 1996 and 1995, respectively, and are included in other current assets.

(6)     INCOME TAXES

        The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

        The following table summarizes the Company's deferred tax assets and liabilities and related valuation allowances as of December 31, 1996 and 1995:


                                                     (in thousands)
                                                    1996        1995
                                                  --------    --------
         Deferred tax assets:
           Net operating loss carryforwards ...   $  5,025    $  6,688
           Plugging & abandonment reserve .....      4,461       4,218
           Depreciation of property & equipment      2,611       3,409
           Other ..............................      1,123       2,571
                                                  --------    --------
                                                    13,220      16,886

         Deferred tax liabilities .............     (1,630)     (1,889)

         Valuation allowance ..................    (11,040)    (14,447)
                                                  --------    --------
         Net deferred income tax asset ........        550         550
                                                  ========    ========

        At December 31, 1996, the Company had net operating loss carryforwards of $12.7 million, which expire (if not utilized) in the years 1997 to 2010. Due to the Edisto transaction, the amount of CEC's separate company net operating loss carryforward which can be utilized in any year is limited to approximately $800,000 per year due to the change in control.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The deferred tax assets are due principally to previous write downs incurred on oil and gas properties for book purposes which were not recorded for tax purposes and accruals which were made for abandonment costs for book purposes which were not made for tax purposes. The deferred tax liability relates principally to prepaid costs being expensed for tax purposes and capitalized for financial reporting purposes.

        The Company has provided a valuation allowance against deferred tax assets which do not meet the "more-likely- than-not" criteria for recognition of a deferred tax asset under SFAS 109. At December 31, 1995, the Company purchased approximately $3.3 million of NOL tax benefits from Edisto. SEE Footnote 4 under "Notes to Consolidated Financial Statements."

        The following summarizes the major differences between the Company's statutory and effective tax rates for each of the three years ended December 31:

                                                 1996    1995    1994
                                                ------  ------  ------
          Statutory tax rate ................       35%     35%     35%
          Utilization of net operating losses      (33)    (35)    (33)
                                                ------  ------  ------
          Effective rate ....................        2%     - %      2%
                                                ======  ======  ======

(7)     LONG-TERM DEBT

        On June 26, 1995, simultaneous with the closing of the Edisto Transaction, the Company entered into an Amended and Restated Secured Revolving Credit Agreement (the "Agreement") with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston. This facility, which terminates January 1, 1999, combined the existing credit facilities of CEC and Edisto E&P. Bank One serves as agent bank of the Agreement. The Agreement is secured by a first lien on all of the Company's assets, including its oil and gas properties and gas plant. The borrowing base is redetermined semi-annually on May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. Interest on borrowings under the Agreement is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4% or (ii) the London Inter Bank Offering Rate ("LIBOR") plus 2-3/4%. In addition, the Company pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

        The Agreement contains certain covenants regarding the Company's consolidated net worth and cash flow to debt service. In addition, the Agreement places certain limitations on the Company's ability to incur certain types of additional debt.

        During December 1996, the Company was notified by its lending banks that its redetermined borrowing base was $19.2 million effective December 1, 1996 and will reduce by $1.0 million monthly beginning January 1, 1997 based on the lending banks estimate of production. As of December 31, 1996 and 1995, the Company had outstanding borrowing under its credit facility totaling $4.0 million and $19.2 million, respectively. In addition, the Company had an additional $200,000 of letters of credit outstanding at December 31, 1996, primarily related to performance bonds issued for oil and gas operations. As of December 31, 1996, all of the Company's outstanding borrowings were subject to Base Rate interest at an effective rate of 9% per annum.

(8)     CAPITAL STOCK

        In accordance with the accounting rules for a reverse acquisition, Edisto E&P has assumed CEC's capital structure as of the date of the Edisto Transaction (June 26, 1995) and prior period equity balances and earnings per share have been retroactively adjusted to reflect this change. See Note 1 for a more detailed description of the capital structure changes.

        At December 31, 1996, the Company's authorized capital consists of (i) 5,000,000 shares of preferred stock, $1 par value per share, none of which are issued and outstanding, and (ii) 20,000,000 shares of common stock, $.01 par value per share, 10,428,602 of which were issued and outstanding at such date.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In 1990, CEC adopted the 1990 Employee Stock Option Plan (the "1990 Plan") pursuant to which CEC could grant options for up to 260,000 shares of common stock. In 1993, CEC adopted the 1993 Incentive Stock Plan (the "1993 Plan") pursuant to which CEC could grant options and stock bonuses for up to 95,000 shares of common stock, no more than 15,000 of which could be issued as stock bonuses. Options granted under both the 1990 Plan and the 1993 Plan vest at 25% per year on each anniversary of the grant while stock bonuses granted under the 1993 Plan may be granted at such time and subject to such conditions as determined by the Compensation Committee of the Board of Directors.

        On October 3, 1995, the Board of Directors approved, subject to shareholder approval, (i) the 1995 Stock Incentive Plan (the "1995 Plan") pursuant to which up to 1,000,000 shares of common stock may be issued and which includes formula grants to the outside directors, (ii) the issuance of 405,000 options to employees at an exercise price of $3.25, subject to certain conditions, and (iii) the issuance of 50,000 options to the outside directors at an exercise price of $3.25. The Company's shareholders approved the 1995 Plan on June 3, 1996. Certain of the options granted to the employees required their agreement to cancel any options outstanding under the 1990 Plan and the 1993 Plan. Accordingly, as of December 31, 1996, all of the options under the 1990 Plan and the 1993 Plan have either expired or been canceled, and the 1990 Plan and the 1993 Plan have been terminated.

        The following table summarizes the activity in options under the 1990 Plan, the 1993 Plan and the 1995 Plan. As of December 31, 1996, the only options outstanding were under the 1995 Plan.

                                      1996                     1995                    1994
                             ----------------------   ----------------------  ----------------------
                                          Weighted                 Weighted                Weighted
                                           Average                  Average                 Average
                                          Exercise                 Exercise                Exercise
                               SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                             ----------  ----------   ----------  ----------  ----------  ----------
Outstanding,
        Beginning of year       259,250  $     6.38      302,500  $     6.64     211,750  $     5.81
               Granted          477,932        3.41       17,500        3.44     107,500        8.25
               Exercised        (15,880)       3.25           --          --      (5,000)       5.55
               Canceled        (264,250)       6.32      (60,750)       6.85     (11,750)       6.77
                             ----------               ----------              ----------
        End of year             457,052  $     3.42      259,250  $     6.38     302,500        6.64
                             ----------               ----------              ----------
Exercisable, end of year        269,029  $     3.25      206,625        6.21     250,750        5.78
Weighted average fair value
   of options granted        $     2.13               $     1.99

        Convest applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. In accordance with APB Opinion 25, no compensation expense has been recognized for stock options granted for the years 1996, 1995 and 1994. Had compensation costs for these plans been determined based on the fair value for awards under those plans, consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," Convest's net income and earnings per share would have been as follows:

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per share amounts)

                                           1996       1995
                                         --------   --------
                   Net Income/(Loss)
                           As Reported      8,070       (940)
                           Pro Forma .      7,053       (975)

                   Earnings Per Share
                           As Reported        .77       (.11)
                           Pro Forma .        .68       (.12)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.18% and 6.10% and expected volatility of 37.89% and 37.68%. The expected lives of the options are 10 years and no dividends are expected.

        410,581 of the 457,052 options have an exercise price of $3.25 and a remaining contractual life of 9 years. 269,029 of these options are exercisable at December 31, 1996. The remaining 46,471 options have exercise prices between $5.18 and $5.32, with a weighted average exercise price of $5.26 and a weighted average contractual life of 9.5 years. None of these options are exercisable at December 31, 1996.

(9)     EMPLOYEE BENEFITS

        During 1995, the Company maintained a plan qualified under Section 401(k) of the Internal Revenue Code (the "Plan"). All qualified employees of the Company were entitled to participate in the Plan upon completion of twelve months of service with the Company. As previously amended by the Board of Directors, effective January 1, 1994, a participant could contribute up to 15% of their compensation to the Plan on a pre-tax basis and the Company contributed matching contributions to the account of the participant equal to 75% of the participant's contribution, not to exceed 4.5% of the participant's compensation. Contributions by the Company vested over five years of service at a rate of 20% per year. During the year ended December 31, 1995, the Company expensed approximately $70,000 associated with matching contributions in accordance with the Plan.

        The Plan was amended and restated effective January 1, 1996. Under the amended Plan, all qualified employees of the Company are entitled to participate, regardless of time of service with the Company; however, a new entrant to the Plan may only do so on January 1 and July 1. Under the terms of the Plan, an employee may contribute up to a maximum of 15% of their pre-tax annual compensation and the Company will make matching contributions to the account of the participant equal to 6% of the participant's annual compensation up to a maximum limit of $1,864 per year. In addition, the Board of Directors may determine, on a year-by-year basis, to contribute an additional amount which would be allocated to participating employees based on their relative compensation. The Board of Directors of the Company approved an additional matching contribution of 5% for the 1996 plan year.

(10)    MARKETING ARRANGEMENTS AND MAJOR CUSTOMERS

        During May 1995, the Company entered into a marketing agreement with a third party to market a substantial portion of the Company's crude oil production. While the percentage of the Company's oil production marketed under this agreement will vary from time to time, the percentage marketed in 1996 was approximately 53% of the Company's crude oil production. Under the agreement, the Company receives no less than the amount it would have received by selling its crude oil production volumes based on the posted field price. The Company requires the third party to post a letter of credit each month to secure the crude oil production volumes sold, which is canceled upon receipt of the sale proceeds. This agreement continues on a month-to-month basis subject to cancellation upon sixty days written notice.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company marketed approximately 84% of its 1996 gas production under an agreement with Energy Source, Inc. SEE Note 4 herein for a description of this agreement.

        The following customers individually accounted for 10% of the oil and gas sales of Convest during one or more of the three years ended December 31, 1996:

                                          Year Ended December 31,
                                     --------------------------------
                                       1996        1995        1994
                                     --------    --------    --------
         Natural Gas Clearinghouse       --  %          1%         21%
         Energy Source, Inc. .....         49          37        --
         Chevron USA, Inc. .......          1           2          17
         Texon ...................         20           9        --
                                     --------    --------    --------
                                           70%         49%         38%
                                     ========    ========    ========

        Since oil and gas are readily marketable commodities, management believes the loss of any of these major purchasers would not have a significant impact on the Company's operations.

(11)    COMMITMENTS AND CONTINGENCIES

        LEGAL PROCEEDINGS. ELIZABETH HOLT, ET AL. V. SUN E & P COMPANY, ET AL., No. 3,217 in the 84th District Court, Hansford County, Texas. This suit was originally filed in August 1984, seeking to cancel a 13-section lease because there was no gas production for a period of approximately 120 days in 1983 when the gas purchaser's pipeline was shutdown for repairs. The plaintiff sought to terminate the lease by reason of non-production as of September 23, 1983. If the plaintiff is successful, the Company would be liable for damages on past production in the range of $300,000 to $350,000, plus prejudgment interest and attorneys fees, which would total approximately $400,000 to $450,000. The court entered a judgment on December 20, 1996 denying all relief sought by the plaintiffs against Convest. This judgment is being appealed by the plaintiffs. The predecessor in interest to Convest has indemnified Convest to a maximum of $357,000 in value for the well provided that total damages exceed $250,000.

        In addition, the Company is named as defendant in several lawsuits arising in the ordinary course of business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

        LEASE COMMITMENTS. Minimum future payments under operating leases are $275,000 during 1997, $21,000 during 1998, $10,000 during 1999, $4,000 during
2000 and zero thereafter.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                      (In Thousands, Except Per Share Data)

                                                                Quarter Ended
                                           -----------------------------------------------------
                                             March 31,     June 30,    September 30, December 31,
                                               1996          1996          1996         1996
                                           ------------- ------------- ------------ ------------
Revenues                                   $     12,436  $     10,619  $     11,440 $     15,250
Oil & gas sales, net of production costs   $      7,126  $      6,421  $      8,024 $     10,789
Impairment of oil and gas properties       $          -  $      1,120  $          - $      1,513
Net income (loss)                          $      2,087  $       (638) $      1,149 $      5,472
Net income (loss) per weighted average
  share outstanding                        $       0.20  $      (0.06) $       0.11 $       0.52

                                                                Quarter Ended
                                           -----------------------------------------------------
                                             March 31,     June 30,    September 30, December 31,
                                               1995          1995          1995         1995
                                           ------------- ------------- ------------ ------------
Revenues                                   $     13,286  $     13,056  $     11,482 $     13,156
Oil & gas sales, net of production costs   $      8,471  $      8,108  $      7,115 $      9,069
Impairment of oil and gas properties       $          -  $          -  $          - $     (5,911)
Elimination of preacquisition net loss
  of CEC                                   $        640  $      1,024  $          - $          -
Net income (loss)                          $      1,872  $     (1,029) $         46 $     (3,887)
Net income (loss) per weighted average
  share outstanding                        $       0.30  $      (0.16) $          - $      (0.37)

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)       SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

           The provisions of Statement of Financial Accounting Standards No. 69 require the disclosure of the following information relative to Convest's oil and gas reserves and producing activities.

                                                             Year Ended December 31,
                                                     -------------------------------------
                                                         1996          1995        1994
                                                     ------------   ----------  ----------
                                                                 (In Thousands)
CAPITALIZED COSTS RELATING TO OIL AND GAS
  PRODUCING ACTIVITIES
Proved oil and gas properties                        $    114,063   $ 110,373   $   66,617
Unproved oil and gas properties                             3,244       3,828          997
                                                     ------------   ----------  ----------
                                                          117,307     114,201       67,614

Accumulated depreciation, depletion and amortization      (62,847)    (50,144)     (29,289)
                                                     ------------   ---------   ----------

Net capitalized costs                                $     54,460   $  64,057   $   38,325
                                                     ============   =========   ==========

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
  EXPLORATION AND DEVELOPMENT ACTIVITIES
Acquisition of producing properties and leasehold costs:
    Proved                                           $        163   $   3,069   $       15
    Unproved                                                    -           -           17
Reverse Acquisition of CEC                                      -      40,935            -
Exploration costs                                           3,907           -          210
Development costs                                           9,249       6,406        3,812
                                                     ------------   ---------   ----------
                                                     $     13,319   $  50,410   $    4,054
                                                     ============   =========   ==========

RESERVE QUANTITY INFORMATION (UNAUDITED)

           The following table sets forth the estimates of Convest's share of net quantities of proved reserves of oil and gas and a reconciliation of the changes in such quantities, developed or audited by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Convest emphasizes that reserve quantity estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available. Changes in reserve quantities or prices and costs in future reserve estimates could have a significant effect on future depreciation, depletion and amortization or impairments of oil and gas properties. All reserves are located in the United States.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Oil and
                                                         Condensate Natural Gas
                                                           (MBBLS)    (MMCF)
                                                           -------    -------
Proved reserves, December 31, 1993 .....................     1,012     59,340
    Revisions of previous estimates ....................       220     10,134
    Sales of minerals in place .........................       (11)    (7,236)
    Extensions, discoveries and other additions ........      --         --
    Production .........................................      (584)   (19,295)
                                                           -------    -------
Proved reserves, December 31, 1994 .....................       637     42,943
    Revision of previous estimates .....................       872     (5,797)
    Sale of minerals in place ..........................       (50)      (133)
    Reverse acquisition of CEC .........................     5,474     17,509
    Acquisition of Sensor Properties (a) ...............       756        172
    Extensions, discoveries and other additions ........       140      3,820
    Production .........................................    (1,306)   (17,968)
                                                           -------    -------
Proved reserves, December 31, 1995 .....................     6,523     40,546
    Revisions of previous estimates ....................       889      5,757
    Sales of minerals in place .........................      (341)    (2,105)
    Extensions, discoveries and other additions ........       296      6,546
    Production .........................................    (1,023)   (13,162)
                                                           -------    -------
Proved reserves, December 31, 1996 .....................     6,344     37,582
                                                           =======    =======
Proved developed reserves:
    December 31, 1993 ..................................       949     49,111
    December 31, 1994 ..................................       607     42,540
    December 31, 1995 ..................................     5,818     39,231
    December 31, 1996 ..................................     5,493     35,075

--------------------

(a) Reserve additions associated with the Sensor Properties acquisition represents only the reserves associated with Edisto E&P's interest as CEC's interest in the Sensor Properties was considered to have been acquired by Edisto E&P in the Edisto Transaction.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
  AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

           The following table presents the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves pursuant to Securities and Exchange Commission Regulation S-X, Rule 4-10 and Statement of Financial Accounting Standards No. 69. In computing this data, assumptions other than those required by the Securities and Exchange Commission and the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as representative of the fair market value of Convest's proved oil and gas reserves.

           Future cash flow estimates were derived by applying year-end prices and costs to estimated future production. Convest's gas production is either sold at fixed prices contracted for with given purchasers or at prevailing spot market prices. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and continued existing economic conditions. The standardized measure of discounted future net cash flows represents the present value of estimated future net cash flows, discounted at a rate of 10% per year.

           Numerous uncertainties are inherent in estimating quantities of proved reserves, projecting future rates of production and the timing of development expenditures. Future prices received for such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. The Company emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

                           CONVEST ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             At December 31,
                                                   ----------------------------------
                                                     1996         1995        1994
                                                   ---------    ---------    --------
                                                              (In Thousands)
Future cash inflows ............................   $ 310,591    $ 214,687    $ 79,331
Future production and development costs ........    (117,030)    (116,343)    (48,733)
Future income taxes ............................     (33,366)      (2,925)       --
Future net cash flows ..........................     160,195       95,419      30,598
10% annual discount for estimated timing
   of cash flows ...............................     (38,841)     (23,452)     (3,143)

Standardized measure of discounted future
   net cash flows ..............................   $ 121,354    $  71,967    $ 27,455
                                                   =========    =========    ========
Beginning of period ............................   $  71,967    $  27,455    $ 75,020
   Changes resulting from:
      Sales of oil and gas produced, net of
          production costs .....................     (32,360)     (32,763)    (34,559)
      Net changes in prices and production costs      55,216        9,443     (26,666)
      Extensions and discoveries, less
          related costs ........................      23,442        8,601        --
      Reverse acquisition of CEC ...............        --         53,102        --
      Acquisition of Sensor Properties (a) .....        --          4,838        --
      Sales of reserves in place ...............      (4,091)        (519)     (8,434)
      Revisions of previous quantity estimates .      23,015         (622)      9,809
      Accretion of discount ....................       7,197        2,746       7,502
      Changes in future development costs ......         (24)       1,905       3,379
      Net change in income taxes ...............     (22,181)      (2,509)       --
      Changes in timing and other ..............        (827)         290       1,404
                                                   ---------    ---------    --------
End of period ..................................   $ 121,354    $  71,967    $ 27,455
                                                   =========    =========    ========

                                                          AT DECEMBER 31,
AVERAGE PRICES                                       1996      1995      1994
--------------                                     ---------    ---------    --------
   Oil (per Bbl)                                   $  26.01     $   19.48    $  14.67
   Gas (per Mcf)                                   $   3.87     $    2.16    $   1.63

-----------------------

(a) Discounted future net revenues associated with the Sensor Properties acquisition represents only the discounted future net revenues associated with Edisto E&P's interest as CEC's interest in the Sensor Properties was considered to have been acquired by Edisto E&P in the Edisto Transaction.

           Subsequent to the reserve valuation date of December 31, 1996, prices for oil and natural gas have decreased substantially. The average prices received for February 1997 were $20.75 per barrel and $2.85 per Mcf. Prices have continued to decline since then so the Company expects that the prices it will receive in March 1997 will be lower than in the prior month. This decrease in prices would have had an effect on the Standardized Measure of Discounted Cash Flows of the Company's proved reserves at January 1, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        Part III is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 1996, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors (the "Proxy Statement"). The information required by Part III is hereby incorporated by reference from such proxy statement as set forth below. If for any reason such proxy statement is not so filed within such 120 day period, this report will be appropriately amended.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Certain Shareholders and Other Relationships" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to the material appearing under the heading "Certain Shareholders and Other Relationships" in the Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (A) DOCUMENTS FILED AS A PART OF THIS REPORT

           1. AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

               See Index to Financial Statements and Schedules in Item 8, which information is incorporated herein by reference.

           3.  EXHIBITS

               3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on December 24, 1990).

               3.2 Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Form 10-K of Registrant filed on March 30, 1993).

               4.1 Specimen stock certificate for Company's common stock, par value $.01 per share (incorporated by reference to Exhibit
                      4.1 to Form 8-K of Registrant filed on December 24, 1990).

               10.1 Stock Purchase Agreement between Edisto Resources Corporation and Convest Energy Corporation dated April 3, 1995 (incorporated by reference to Exhibit 2.5 to Form 8-K of Registrant filed on April 11, 1995).

               10.2 Registration Rights Agreement between Convest Energy Corporation and Edisto Resources Corporation (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement filed on May 14, 1995).

        *      10.3   1995 Stock Incentive Plan, as amended (incorporated by
                      reference to Exhibit 10.2 to Form S-8 Registration
                      Statement No. 333-04891 of Registrant filed on May 31,
                      1996).

        *      10.4   Severance Agreement dated August 31, 1996 between Richard
                      T. Howell and the Company (filed herewith).

        *      10.5   Severance Agreement between Gary L. Pittman and the
                      Company dated October 9, 1996 (filed herewith).

               10.6 Amended and Restated Secured Revolving Credit Agreement, dated as of June 23, 1995, among Convest Energy Corporation and Edisto Exploration & Production Company, as borrowers, and Bank One, Texas, National Association, as Agent, and Compass Bank - Houston and Bank One, Texas, National Association, as banks (excluding exhibits) (incorporated by reference to Exhibit 10.2 to Form 10-Q of Registrant filed on August 14, 1995).

               10.7 Amendment No. 1 to Amended and Restated Secured Revolving Credit Agreement dated January 8, 1997, but effective as of September 30, 1996 (filed herewith).

               23.1   Consent of Arthur Andersen LLP (filed herewith).

               23.2   Consent of Ryder Scott Company (filed herewith).

               23.3 Consent of Netherland, Sewell & Associates, Inc. (filed herewith).
----------
*       Executive compensation plan or arrangement

        (B)REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONVEST ENERGY CORPORATION

                                     By:/s/ MICHAEL Y. MCGOVERN
Date:  MARCH 27, 1997                       Michael Y. McGovern,
                                            Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


SIGNATURES AND CAPACITIES                                             DATE
-------------------------                                             ----
  By: /S/ MICHAEL Y. MCGOVERN                                   March 27, 1997
      Michael Y. McGovern, Chairman and Chief Executive
      Officer, and Director (Principal Executive Officer)

  By: /S/ STEVEN G. IVES                                        March 27, 1997
      Steven G. Ives, Assistant Controller
      (Principal Financial and Accounting Officer)

  By: /S/ TIMOTHY J. ANDREWS                                    March 27, 1997
      Timothy J. Andrews, Director

  By: /S/ E. MURRAY GULLATT                                     March 27, 1997
      E. Murray Gullatt, Director

  By: /S/ VERNON T. JONES, SR.                                  March 27, 1997
      Vernon T. Jones, Sr., Director

  By: /S/ FRANKLIN MYERS                                        March 27, 1997
      Franklin Myers, Director

  By: /S/ LEONARD B. ROSENBERG                                  March 27, 1997
      Leonard B. Rosenberg, Director