Form 10-K/A
period 1996-12-31
CONVEST ENERGY CORP /TX/
filed 1997-04-30
CIK 868738

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _____ to _____

                         Commission File Number 1-10652

                           CONVEST ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   TEXAS                              76-0312028
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)          Identification Number)

   2401 FOUNTAIN VIEW DRIVE, SUITE 700, HOUSTON, TEXAS        77057
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

           At March 14, 1997, there were 10,445,902 outstanding shares of Common Stock, and the aggregate value of the voting stock held by nonaffiliates was approximately $16.4 million.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table identifies the directors and executive officers of the Company:

                                                                   Director or
   Name                    Age           Position(s) (1)          Officer Since
   ----                    ---           ---------------          -------------
Michael Y. McGovern         45    Chairman of the Board and       November 1994
                                   Chief Executive Officer
Timothy J. Andrews (2)      37    Director                        November 1994
E. Murray Gullatt (3)       62    Director                        June 1990
Vernon T. Jones, Sr. (3)    67    Director                        November 1994
Franklin Myers (2)(3)       44    Director                        June 1990
Leonard B. Rosenberg (2)    69    Director                        June 1995
Mark E. Ferchau             43    Vice President- Engineering     January 1995
Dennis Fruge                48    Vice President - Land           January 1997
Steven G. Ives              34    Assistant Controller            January 1997
                                   and Treasurer
Rodney D. Kubicek           40    Vice President - Acquisitions   January 1995
                                   and Divestitures
David D. Rochna             61    Vice President - Exploration    March 1996
Paulanna L. Wilkinson       38    Assistant Controller            January 1997
---------------------------------------
(1) Directors of the Company are elected annually at the annual meeting of stockholders and serve until their successor is elected and qualified. The executive officers of the Company are elected annually by, and serve at the pleasure of, the Board of Directors for one year or until their successors are elected and qualified.

(2) Member of the Audit Committee of the Board of Directors of which Mr. Myers is the Chairman.

(3) Member of the Compensation Committee of the Board of Directors of which Mr. Gullatt is the Chairman.

         Set forth below is a brief description of the business experience of the directors and executive officers of the Company.

DIRECTORS

         MICHAEL Y. MCGOVERN. Mr. McGovern has been a director of the Company since November 1994, and Chairman of the Board and Chief Executive Officer of the Company since June 1995. In addition, Mr. McGovern has served since July 1993 as Chairman of the Board and Chief Executive Officer of Edisto Resources Corporation ("Edisto") which holds approximately 73% of the outstanding Common Stock of Convest. Mr. McGovern previously served as the President and Chief Executive Officer and as a director of American Natural Petroleum Company ("ANPC"), a Houston-based oil and gas exploration and production company and a natural gas marketer, from December 1989 until its sale in July 1993. Mr. McGovern served as a director from March 1992 to December 1995 of Ironstone Group, Inc. ("Ironstone"), the majority stockholder of ANPC prior to its sale, and was President of Ironstone from January 1993 to July 1993.

         TIMOTHY J. ANDREWS. Mr. Andrews has been a director of Convest since November 1994. Since April 1995, Mr. Andrews has been a Senior Vice President of Oaktree Capital Management, LLC ("Oaktree"), an investment management firm. From June 1989 to April 1995, Mr. Andrews was a Vice President of TCW Asset Management Company, an affiliate of the TCW Group, Inc. The TCW Group, Inc. and its affiliates (collectively "TCW") are investment managers of funds and accounts which beneficially own approximately 52% of the outstanding Common Stock of Edisto, which in turn owns approximately 73% of the outstanding Common Stock of Convest. Oaktree provides investment analytical support to certain TCW funds and accounts that hold Edisto Common Stock. Mr. Andrews has served as a director of Edisto since June 1993, and is serving on the Convest Board at the request of Edisto.

         E. MURRAY GULLATT. Mr. Gullatt has been a director of Convest since June 1990. Mr. Gullatt has been an independent business consultant for more than five years. He previously served as Chairman and Chief Executive Officer of Southport Exploration, Inc., located in Tulsa, Oklahoma, from 1974 through 1981.

         VERNON T. JONES, SR. Mr. Jones has been a director of Convest since November 1994. Mr. Jones retired in 1992 as Vice Chairman of the Williams Companies of Tulsa, Oklahoma, where he held numerous offices from 1979 to 1993, including President of Williams Pipeline Company and President and Chief Operating Officer of the Williams Companies. Mr. Jones also served as Chairman of the KERN River Pipeline Partnership and Chairman of Wiltel, a telecommunications affiliate of the Williams Companies, from 1985 to 1992. Mr. Jones has served as a director of Edisto since June 1993, and is serving on the Convest Board at the request of Edisto.

         FRANKLIN MYERS. Mr. Myers has been a director of Convest since June 1990. Mr. Myers has been Senior Vice President, Corporate Secretary and General Counsel of Cooper Cameron Corporation since April 1995. Cooper Cameron Corporation is a multinational company engaged in designing, manufacturing, marketing and servicing petroleum production equipment and compression and power equipment for the oil and gas drilling, production and transmission markets and for the nonutility power generation, process and industrial markets. From January 1988 to April 1995, Mr. Myers was employed by Baker Hughes Incorporated where he served as Vice President and General Counsel from January 1988 to December 1994 and as Senior Vice President and General Counsel from December 1994 to April 1995. Baker Hughes Incorporated is one of the world's largest oil field service companies. Mr. Myers also is a director of Reunion Industries, Inc., a publicly-held plastics manufacturing company headquartered in Stamford, Connecticut.

         LEONARD B. ROSENBERG. Mr. Rosenberg became a director of Convest in June 1995. Mr. Rosenberg is a private investor and attorney. Since 1993, he has been "Of Counsel" to the Houston, Texas law firm of Snell & Smith, P.C. and for the four years prior was "Of Counsel" to the Houston law firm of Butler & Binion L.L.P. Mr. Rosenberg is a director of General Homes Corporation and Enterprise Products Company, as well as of the University of Houston Law Foundation, a non-profit corporation. Mr. Rosenberg has served as a director of Edisto since May 1994, and is serving on the Convest Board at the request of Edisto.

         Messrs. McGovern, Andrews and Jones became directors of Convest in November 1994 in connection with the purchase by Edisto of a 31% interest in Convest from affiliates of Windsor Energy Corporation. Mr. Rosenberg became a director of Convest in June 1995, and the Convest Board was reduced to seven members, in connection with a transaction with Edisto whereby Edisto increased its interest in Convest from 31% to 72%. SEE "Relationship with Edisto Resources Corporation" in Item 13 below.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         MARK E. FERCHAU. Mr. Ferchau has been Vice President - Engineering of the Company since January 1995. From August 1993 to December 1994, Mr. Ferchau served in various engineering capacities with Convest, including General Manager, Eastern U.S./Mid Continent and Gulf Coast from December 1993 to December 1994. From May 1990 through August 1993, Mr. Ferchau served as District Operations Manager for Wagner & Brown, an independent oil and gas producer.

         DENNIS D. FRUGE. Mr. Fruge has been Vice President - Land of the Company since January 1997, and was Manager of the Land Department of the Company from January 1996 to December 1996. From May 1992 to December 1995, Mr. Fruge served as Senior Landman at the Company. Prior to joining Convest, Mr. Fruge was employed by Huffco Petroleum Corporation and was engaged by various independents and major oil companies on acquisition and land projects.

         STEVEN G. IVES. Mr. Ives rejoined Convest as Assistant Controller - Finance and Treasurer in January 1997, at which time he also began serving as Vice President, Controller and Chief Accounting Officer of Edisto. Prior to rejoining Convest, Mr. Ives served as Vice President of Encap Investments L.C., a Houston, Texas based investment banking firm, from July 1996 until December 1996. From June 1990 until July 1996, Mr. Ives served in various accounting capacities with Convest, including Assistant Controller from February 1996 to June 1996.

         RODNEY D. KUBICEK. Mr. Kubicek has been Vice President - Acquisitions and Divestitures of the Company since January 1995. From September 1988 to December 1994, Mr. Kubicek served in various engineering capacities with Convest and its affiliates, including Manager of Acquisitions from January 1990 to December 1994. Prior to joining Convest, Mr. Kubicek served in various engineering capacities with both major and independent oil and gas producers since 1978.

         DAVID A. ROCHNA. Mr. Rochna has served as Vice President - Exploration of the Company since March 1996, and as Exploration Geologist from January 1990 to February 1996. Prior to joining Convest, Mr. Rochna was an independent oil and gas geologist for approximately eight years.

         PAULANNA L. WILKINSON. Ms. Wilkinson has been Assistant Controller - Operations Accounting since February 1996, and served as Operations Accounting Manager of Convest from February 1995 to January 1996. Ms. Wilkinson was employed by Meridian Oil, Inc. in various positions from June 1984 to August 1994, most recently as Regional Operations Accounting Manager.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

         Set forth below is information regarding the compensation for the years ended December 31, 1996, 1995 and 1994 of (i) the Company's Chairman of the Board and Chief Executive Officer, (ii) the four other most highly compensated executive officers of the Company who were serving as executive officers at the end of 1996, (iii) two former executive officers who would have been among the Company's four most highly compensated executive officers but for the fact that neither of them were serving as an executive officer at the end of 1996 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                         ANNUAL COMPENSATION                   AWARDS
                                           ----------------------------------------------    ----------
                                                                                 OTHER       SECURITIES
                                                                                 ANNUAL      UNDERLYING     ALL OTHER
     NAME AND PRINCIPAL POSITION           YEAR     SALARY         BONUS     COMPENSATION(1) OPTIONS(#)   COMPENSATION
----------------------------------------   -----   --------      --------      ----------    --------     -------------
Michael Y. McGovern ....................    1996   $142,083(2)   $110,000(5)         --          --       $ 11,752(6)
   Chairman and Chief                       1995     68,750(2)       --              --       112,924     $  6,203
   Executive Officer                       *1994       --            --              --          --       $   --

Mark E. Ferchau ........................    1996   $ 97,900      $ 39,160(5)         --          --       $  6,759(7)
   Vice President - Engineering             1995   $ 97,900      $ 15,000            --        30,000     $  4,238
                                           *1994       --            --              --          --       $   --

Dennis D. Fruge ........................    1996   $ 81,400      $ 34,000(5)         --        11,471     $  5,934(7)
   Vice President - Land                   *1995       --            --              --          --       $   --
                                           *1994       --            --              --          --       $   --

Rodney D. Kubicek ......................    1996   $ 98,100      $ 39,240(5)         --          --       $  6,769(7)
   Vice President - Acquisitions and        1995   $ 98,100      $  4,000            --        15,000     $  4,415
   Divestitures                            *1994       --            --              --          --       $   --

David A. Rochna ........................    1996   $ 96,040      $ 38,416(5)         --        15,000     $  6,666(7)
   Vice President - Exploration            *1995       --            --              --          --       $   --
                                           *1994       --            --              --          --       $   --

Richard T. Howell (3) ..................    1996   $176,384          --              --          --       $130,507(8)
   Former President and Chief               1995   $262,200          --              --       133,000     $144,411(8)
   Operating Office                         1994   $246,250          --              --        54,000     $  6,930

Gary L. Pittman (4) ....................    1996   $131,250          --              --          --       $ 40,810(9)
   Former Executive Vice President          1995   $150,000      $ 15,000            --        64,727     $ 90,895
   and Chief Financial Officer             *1994       --            --              --          --       $   --

----------
* Not considered an Executive Officer, or not an employee of the Company, during this year.

(1) Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeded the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(2) Michael Y. McGovern became Chairman and Chief Executive Officer of the Company in June 1995. Prior to becoming Chairman and Chief Executive Officer, Mr. McGovern received $10,000 in director's's fees during 1995. From July 1995 to November 1996, Mr. McGovern's annual base salary ($275,000) and benefits were shared equally between the Company and Edisto. Effective December 1, 1996, after Edisto sold its gas marketing operations, Mr. McGovern's base salary and benefits have been apportioned 70% to Convest and 30% to Edisto.

(3) Mr. Howell resigned as President and Chief Operating Officer of the Company effective August 31, 1996. Under his severance arrangement with the Company, Mr. Howell will continue to receive his annual salary of $262,000 through October 1997.

(4) Mr. Pittman resigned as Executive Vice President and Chief Financial Officer of the Company effective November 15, 1996. Under his severance arrangement with the Company, Mr. Pittman will continue to receive his annual salary of $150,000 through November 1997.

(5) In accordance with the Company's Bonus Plan for 1996, Mr. McGovern's bonus was paid 50% in cash and 50% in Convest Common Stock and the bonuses to the other officers were paid 75% in cash and 25% in Convest Common Stock. The shares of Bonus Stock were issued effective April 15, 1997 as follows:

                                                      No. Of Shares
                                                         -----
                  Mr. McGovern                           9,167
                  Mr. Ferchau                            1,632
                  Mr. Fruge                              1,417
                  Mr. Kubicek                            1,635
                  Mr. Rochna                             1,601

(6) Mr. McGovern's total for 1996 includes Company contributions to the 401(k) Plan of $3,744 and life insurance premium payments of $8,008.

(7) The total for 1996 represents Company contributions to the 401(k) Plan on behalf of the named executive officer.

(8) Mr. Howell's total for 1996 includes (i) Company contributions to the 401(k) Plan of $9,364, (ii) severance payments of $108,333, (iii) life insurance premium payments of $3,910, (iv) an automobile allowance of $2,800, and (v) $6,100 for computer equipment transferred to Mr. Howell upon his resignation. Mr. Howell's total for 1995 included a $131,000 payment for his agreement to forego certain severance rights and benefits that would have been payable to him under the Company's severance policy in effect prior to the transaction with Edisto in June 1995.

(9)  Mr. Pittman's total for 1996 includes (i) severance payments of $18,750,
     (ii) Company contributions to the 401(k) Plan of $9,364, (iii) life insurance premium payments of $8,596, and (iv) $4,100 for computer equipment transferred to Mr. Pittman upon his resignation.

STOCK OPTION GRANTS IN 1996

         On June 3, 1996, the stockholders of the Company approved the 1995 Stock Incentive Plan (the "1995 Plan") which permits the Company to issue options and pay stock bonuses to employees and to make formula option grants to the non-employee directors of the Company. Options issued under the 1995 Plan expire ten years from the date of grant.

         The 1995 Plan is administered by the Compensation Committee ("Committee") of the Board of Directors. All determinations of the Committee are made by a quorum of Committee members, each of whom must be a disinterested person. The Committee has sole and complete authority and discretion to select participants and grant options; determine the terms and conditions upon which options are granted; determine whether an option is an incentive stock option or a non-qualified stock option; and make all determinations deemed necessary or advisable for the administration of the 1995 Plan. The Committee may, within certain prescribed limits, modify, extend or renew outstanding options or accept the surrender of outstanding options and authorize the grants of new options in substitution therefor.

         The following table sets forth information on the grants of options to acquire shares of Common Stock made during the year ended December 31, 1996 to the Named Executive Officers in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                      Individual Grants
                     ----------------------                               Potential
                                                                     Realizable Value at
                                 % of Total                             Assumed Annual
                     Number of    Options                             Rates of Stock Price
                     Securities  Granted to                              Appreciation
                     Underlying  Employees   Exercise or               For Option Term(2)
                      Options    in Fiscal   Base Price  Expiration  ---------------------
                     Granted(1)    Year        ($/Sh)       Date        5%          10%
                      --------   ---------    ---------   --------   ---------   ---------
Michael Y. McGovern       --          --           --         --          --          --

Mark E. Ferchau ...       --          --           --         --          --          --

Dennis Fruge ......     11,471          43%   $    5.31       2007   $  38,325   $  97,122

Rodney D. Kubicek .       --          --           --         --          --          --

David A. Rochna ...     15,000          57%   $    5.31       2007   $  50,115   $ 127,001

Richard T. Howell .       --          --           --         --          --          --

Gary L. Pittman ...       --          --           --         --          --          --

(1) The options vest in increments of 33% on the first through third anniversaries of the grant date.

(2) These amounts represent certain assumed rates of appreciation based on annual compounding from the date of grant through the end of the option term. Actual gains, if any, on stock option exercises and Common Stock holdings depend on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the stock appreciation amounts reflected in this table will be achieved.

1996 OPTION EXERCISES AND YEAR-END OPTION HOLDINGS

         The following table sets forth, with respect to the Named Executive Officers in the Summary Compensation Table, information concerning the exercise of stock options during the fiscal year ended December 31, 1996, and the fiscal year-end value of unexercised options.

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS

                       Shares                  Number of Unexercised       Value of Unexercised
                     Acquired on   Value          Options Held at         In-the-Money Options at
     Name             Exercise   Realized(1)     December 31, 1996         December 31, 1996(1)
-------------------   --------   ----------  --------------------------- -------------------------
                                             Exercisable   Unexercisable Exercisable Unexercisable
                                             -----------   ------------- ----------- -------------
Michael Y. McGovern       --           --        28,231         84,693    $  68,813    $ 206,439
Mark E. Ferchau ...       --           --         7,500         22,500    $  18,281    $  54,844
Dennis D. Fruge ...       --           --           882         14,118    $   2,150    $  10,754
Rodney D. Kubicek .       --           --         3,750         11,250    $   9,141    $  27,422
David A. Rochna ...       --           --         3,750         26,250    $   9,141    $  33,047
Richard T. Howell .     15,000   $   36,563     118,000(2)        --      $ 287,625         --
Gary L. Pittman ...       --           --        64,727(2)        --      $ 157,772         --

(1) An option is "in the money" if the market value of the Common Stock exceeds the exercise price of the option. The value of the options set forth in this column is based upon the difference between the closing price of $5.6875 on the American Stock Exchange on December 31, 1996 and any lesser exercise price.

(2) The options issued to Messrs. Howell and Pittman vested pursuant to their severance arrangements and are exercisable for a period of one year from the date of such arrangement.

COMPENSATION OF DIRECTORS

         Non-employee directors receive $15,000 annually and $750 per meeting attended. Directors who are members of the Audit Committee and the Compensation Committee of the Board receive $400 for each committee meeting attended ($600 in the case of a committee Chairman). In addition, the Company reimburses directors for reasonable expenses incurred in connection with attending meetings. Timothy
J. Andrews has relinquished his rights to cash compensation, but is reimbursed for his expenses incurred with attending meetings. In addition, non-employee directors are eligible to receive $1,000 per day plus expenses when retained at the request of the Chairman of the Board. The total of such fees was $3,000 during 1996.

         Under the 1995 Plan, each non-employee director was granted stock options for 10,000 shares of Common Stock on October 3, 1995 and additional stock options for 5,000 shares of Common Stock on May 31, 1996. Each non-employee director also receives an option for an additional 5,000 shares on January 1 of each year thereafter in which the non-employee director is still serving as a director. These stock options have a term of ten years and vest on the first anniversary of the grant date. Mr. Andrews has relinquished his rights to participate in the 1995 Plan.


SEVERANCE ARRANGEMENTS

         HOWELL SEVERANCE. Effective August 31, 1996, Mr. Howell resigned as a director and as the President and Chief Operating Officer of the Company. Under the terms of Mr. Howell's severance arrangement, (i) he received lump sum payments aggregating $34,709 in 1996, (ii) he will receive salary continuation payments at an annual rate of $262,000 and benefits through October 22, 1997,
(iii) his 133,000 stock options vested in full and will be exercisable through October 22, 1997, and (iv) he received personal computer equipment valued at approximately $6,100.

         PITTMAN SEVERANCE. Effective November 15, 1996, Mr. Pittman resigned as Executive Vice President and Chief Financial Officer of the Company. Under the terms of Mr. Pittman's severance arrangement, (i) he will receive salary continuation payments at an annual rate of $150,000 and benefits through November 15,

1997, (ii) his 64,727 stock options vested in full and will be exercisable through November 15, 1997, and (iii) he received personal computer equipment valued at approximately $4,100.

         SEVERANCE POLICY. The Company maintains a severance policy pursuant to which, among other things, employees who the Company lays off or terminates due to a reduction in force are eligible for one-month's salary for each complete year of Company service up to a minimum of two month's salary and a maximum of six-month's salary. Officers, however, receive a minimum severance payment in a lump sum equal to six- month's salary and, subject to the approval of the Board of Directors, can receive an additional severance payment of up to six-month's salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 1996, the Compensation Committee members were E. Murray Gullatt (Chairman), Franklin Myers and Vernon T. Jones, Sr. Mr. Jones also is a member of the Board of Directors of Edisto and serves as the Chairman of Edisto's Compensation Committee. Mr. Gullatt and Mr. Myers have been members of the Convest Board since 1990 and have no relationship with Edisto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 28, 1997, the ownership of Common Stock by (i) any person or group known by the Company to be the beneficial owner of 5% or more of the Common Stock of the Company, (ii) each director of the Company, (iii) the Chief Executive Officer, (iv) the Named Executive Officers set forth in the Summary Compensation Table, and (v) all executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person is deemed to own beneficially all securities as to which that person owns or shares voting or investment power, as well as all securities which such person may acquire within sixty days through the exercise of currently available conversion rights, warrants or options. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

                                                                      Amount And Nature Of
                                                                      Beneficial Ownership
                                                                     ------------------------   Percentage
              Name                 Capacities In Which Served        Direct        Options(1)    Of Class
              ----                 --------------------------        ------        ----------    --------
Edisto Resources Corporation     N/A                               7,598,771               --        72.6%
   2401 Fountain View Drive
   Suite 700
   Houston, TX 77057

Michael Y. McGovern              Chairman and Chief Executive          9,167           28,231            *
                                 Officer

Timothy J. Andrews               Director                              5,000               --            *

E. Murray Gullatt                Director                              1,000           15,000            *

Vernon T. Jones, Sr.(2)          Director                              2,000           15,000            *

Franklin Myers                   Director                              2,000           15,000            *

Leonard B. Rosenberg             Director                              3,000           15,000            *

Mark E. Ferchau                  Vice President - Engineering          5,017            7,509            *

Dennis D. Fruge                  Vice President - Land                 1,417              882            *

Rodney D. Kubicek                Vice President - Acquisitions and     6,093            3,750            *
                                 Divestitures

David A. Rochna                  Vice President - Exploration          1,601            3,750            *

Richard T. Howell                Former President and Chief               --           74,900            *
                                 Operating Officer

Gary L. Pittman                  Former Executive Vice President          --           64,727            *
                                 and Chief Financial Officer

All Executive Officers and
Directors  as a group (12
individuals)                     N/A                                  40,282          104,115         1.4%

----------
*    Less than 1%.

(1) Includes Company stock options that are exercisable or will become exercisable by June 30, 1997.

(2) The shares for Vernon T. Jones, Sr. are held in a trust of which he is the sole trustee and sole beneficiary during his lifetime.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1996 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Leonard B. Rosenberg is "Of Counsel" to the law firm of Snell & Smith, P.C., which provided legal services to the Company in 1996 and is expected to provide legal services to the Company in the future.

RELATIONSHIP WITH EDISTO RESOURCES CORPORATION

         Edisto is the largest shareholder of the Company with 7,598,771 shares, or approximately 73%, of the Company's Common Stock. The Company is a party to a number of agreements and arrangements with Edisto, the material terms of which are summarized below.

HISTORICAL RELATIONSHIP

         In November 1994, Edisto purchased 1,321,371 shares of Common Stock, or 31%, of Convest from two subsidiaries of Windsor Energy Corporation, a former affiliate of the Company. In connection with this purchase, three of Edisto's directors, Michael Y. McGovern, Vernon T. Jones, Sr. and Timothy J. Andrews, joined the Convest Board.

         On June 26, 1995, Convest acquired the stock of Edisto's oil and gas exploration and production subsidiary, Edisto Exploration & Production Company ("Edisto E&P"), from Edisto in exchange for 6,185,400 newly issued shares of Convest's Common Stock and $10,000 in cash. The newly issued shares of Convest Common Stock increased Edisto's interest in Convest from 31% to 72%. Upon the closing of this transaction, Convest's Board was restructured so that (i) Leonard B. Rosenberg, an existing Edisto director, joined the Convest Board,
(ii) the Convest Board was reduced to seven members, and (iii) two existing Convest directors resigned, with the end result that Edisto's representatives constituted a majority of the Convest Board. Also, Michael Y. McGovern, Edisto's Chairman, became the Chairman and Chief Executive Officer of Convest.

         In March 1996, the Board of Directors of Edisto authorized the open market purchase of up to 1,160,000 shares of Common Stock of Convest from time to time. The timing and amounts of purchases will be governed by applicable SEC rules and market conditions. The purpose of the stock purchase is to increase Edisto's ownership percentage of Convest to over 80% (on a fully diluted basis) to allow Edisto and Convest to consolidate for tax purposes. Edisto has existing net operating loss carryforwards that may be beneficial to Convest if the two companies are consolidated for tax purposes. In April 1996, Edisto purchased 92,000 shares of Common Stock of Convest on the open market, but has not purchased any additional shares since that time.

OTHER AGREEMENTS BETWEEN CONVEST AND EDISTO

         In connection with the Edisto transaction in June 1995, Convest granted registration rights to Edisto for the 7,506,771 shares of Convest Common Stock owned by Edisto at that time.

         In the Edisto transaction, Edisto retained the tax benefits of the net operating loss carryforwards ("NOLs") of Edisto E&P. The tax benefits included a $3.3 million NOL usable for regular taxable income and a $3.6 million NOL usable for alternative minimum taxable income. Based on projections of the Company's future taxable income, it was determined that the remaining NOLs of Edisto E&P would be a valuable asset that could be utilized by Convest in the future. Accordingly, in March 1996, Edisto allowed Convest to utilize the NOLs of Edisto E&P in consideration for the payment by Convest of $550,000.

         Since January 1995, Convest has had a gas marketing agreement with Energy Source, Inc. ("Energy Source"), which until December 1996 was a wholly-owned subsidiary of Edisto. This agreement provided for Energy Source to market a substantial portion of the Company's gas production and perform certain related administrative duties. Energy Source marketed approximately 84% of the Company's 1996 gas production. During 1996, Convest received a minimum price of 98% of the index price for the applicable pipeline. Under the agreement, Energy Source takes title to the gas before reselling it, thereby creating an account receivable from Energy Source for the sold gas. Convest sells such gas to Energy Source on open credit without requiring a letter of credit or other security. Management believes the terms of the Energy Source gas marketing arrangement are no less favorable to the Company than those available from unaffiliated third parties.

         In December 1996, Energy Source was sold by Edisto to an unrelated third party. In connection with the sale, Convest and Energy Source agreed to extend the gas marketing agreement to December 31, 1997. Effective January 1, 1997, the gas marketing agreement with Energy Source was amended to increase the minimum price received by Convest from 98% to 100% of the index price for the applicable pipeline.

         Prior to the sale of Energy Source, Edisto had provided Convest with access to an AS400 computer system to run its accounting system and had provided MIS support. The monthly cost to Convest was approximately $12,555 per month. In connection with the sale of Energy Source, Edisto sold the AS400 computer system and its MIS personnel became employees of the Energy Source purchaser. Since Convest continued to need an AS400 computer system to run its accounting system, the Energy Source purchaser agreed to provide Convest with access to the AS400 computer system and MIS support through December 31, 1997. The cost to Convest is $12,645 per month. This agreement may be terminated by Convest at any time after June 30, 1997 upon 90 days notice.

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

         The Company and Edisto have a directors' and officers' fiduciary insurance policy that covers both companies. During 1996, the annual insurance premium was allocated 32% to the Company, for a cost of $96,000 based on the relative percentage that the Company's assets bear to the total assets of both the Company and Edisto.

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

         Michael Y. McGovern became Chairman and Chief Executive Officer of Convest in June 1995. From July 1995 to November 1996, Mr. McGovern's base salary ($275,000) and benefits were shared equally between the Company and Edisto. When Edisto sold its gas marketing operations in December 1996, all Edisto employees other than Mr. McGovern became employees of the purchaser. Subsequently, Edisto's corporate headquarters were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest. Effective December 1, 1996, Mr. McGovern's base salary and benefits have been apportioned 70% to Convest and 30% to Edisto. The base salary and benefits of the other Convest employees who perform work for Edisto are also apportioned based on the approximate amount of time they work for each company.

         Each of the affiliated party transactions described above was approved by either a special committee of the Company's Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of the Company's Board.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONVEST ENERGY CORPORATION
                                           (Registrant)

Date:  April 30, 1997                      By: /S/ STEVEN G. IVES
                                                   STEVEN G. IVES
                                                   Assistant Controller
                                                   (Principal Financial and
                                                   Accounting Officer)