Form 10-Q
period 1997-03-31
CONVEST ENERGY CORP /TX/
filed 1997-05-15
CIK 868738

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

                                              OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at May 12, 1997, was 10,505,284.
================================================================================

                           CONVEST ENERGY CORPORATION

                          Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1997

                                      INDEX

I.      FINANCIAL INFORMATION
        Item 1.Financial Statements of Convest Energy Corporation:
               Consolidated Balance Sheets................................... 3
               Consolidated Statements of Operations......................... 4
               Consolidated Statements of Stockholders' Equity............... 5
               Consolidated Statements of Cash Flows......................... 6
               Notes to Consolidated Financial Statements.....................7
        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................12


II.     OTHER INFORMATION
        Item 1.Legal Proceedings.............................................17
        Item 6.Exhibits and Reports on Form 8-K..............................17
        Signature............................................................17

                           CONVEST ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                         March 31,  December 31,
                                                             1997        1996
                                                         ---------  ------------
                                                         (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents ...........................  $   6,045   $   3,678
   Restricted cash .....................................        333         333
   Accounts receivable:
      Oil and gas production - less allowance
        for doubtful accounts of $625 and $657,
        respectively ...................................      5,288       7,908
      Other ............................................        185         598
   Other current assets ................................        581       2,267
                                                          ---------   ---------
      Total current assets .............................     12,432      14,784
                                                          ---------   ---------

Property and equipment:
   Oil and gas properties, successful efforts
   method ..............................................    117,417     117,307
   Other ...............................................        513         478
   Less accumulated depreciation and depletion .........    (61,167)    (63,061)
                                                          ---------   ---------
                                                             56,763      54,724
                                                          ---------   ---------

Other noncurrent assets ................................      2,762       2,704
                                                          ---------   ---------

                                                          $  71,957   $  72,212
                                                          =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable:
      Oil and gas production ...........................  $   9,645   $   8,521
      Affiliates .......................................        423         667
   Accrued liabilities and other .......................      5,285       6,041
   Deferred revenue ....................................      2,076       2,113
                                                          ---------   ---------
      Total current liabilities ........................     17,429      17,342
                                                          ---------   ---------

Long-term liabilities:
   Long-term debt ......................................          3       4,003
   Deferred revenue ....................................        561         559
   Other noncurrent liabilities ........................      6,296       7,170
                                                          ---------   ---------
                                                              6,860      11,732
                                                          ---------   ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value; authorized 5
     million shares; none issued or outstanding ........       --          --
   Common stock $.01 par value; 20,000,000 shares
     authorized, 10,446,402 and 10,428,602 issued
     and outstanding at March 31, 1997 and
     December 31, 1996, respectively ...................        104         104
   Additional paid-in capital ..........................     47,907      47,849
   Retained deficit ....................................       (343)     (4,815)
                                                          ---------   ---------
                                                             47,668      43,138
                                                          ---------   ---------

                                                          $  71,957   $  72,212
                                                          =========   =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)

                                                             Three Months Ended
                                                                  MARCH 31,
                                                             -------------------
                                                              1997         1996
                                                             ------       ------
                                                                 (Unaudited)

Revenues:
   Oil and gas sales .................................      $13,062      $11,159
   Gas plant revenues ................................          602          361
   Gain on asset sale ................................          122          813
   Other, net ........................................          105          103
                                                            -------      -------

                                                             13,891       12,436
                                                            -------      -------

Expenses:
   Production:
      Lease operating expense ........................        2,955        3,961
      Gas plant operating expense ....................          174          123
      Production taxes ...............................          293          310
   Abandonment and exploration costs .................        1,091           42
   General and administrative expenses ...............        1,130        1,239
   Interest expense ..................................           56          367
   Depreciation, depletion and amortization ..........        3,623        4,138
                                                            -------      -------

                                                              9,322       10,180
                                                            -------      -------

Net income before income taxes .......................        4,569        2,256

Income tax provision .................................           97          169
                                                            -------      -------

Net income ...........................................      $ 4,472      $ 2,087
                                                            =======      =======

Net income per share .................................      $  0.43      $  0.20
                                                            =======      =======

Weighted average common shares outstanding ...........       10,436       10,413
                                                            =======      =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (In Thousands)

                                   (Unaudited)

                                                                 Common       Common        Additional
                                                                 Shares       Stock,         Paid-In       Retained
                                                              OUTSTANDING    $.01 PAR        CAPITAL        DEFICIT           TOTAL

Balance at December 31, 1996 ..........................        10,428            $104        $47,849         $(4,815)        $43,138

Exercised employee stock options ......................             18           --               58            --                58

Net income ............................................           --             --             --             4,472           4,472
                                                               -------        -------        -------        --------         -------

Balance at March 31, 1997 .............................         10,446        $   104        $47,907         $  (343)        $47,668
                                                               =======        =======        =======        ========         =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              Three Months Ended
                                                                    MARCH 31,
                                                              ------------------
                                                                 1997     1996
                                                              --------  --------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................  $  4,472   $ 2,087
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization ............     3,623     4,138
      Gain on sale of oil and gas properties ..............      (122)     (813)
      Abandonment and exploration costs ...................       691      --
      Decrease (increase) in accounts receivable ..........     2,619      (411)
      Decrease in accounts payable and accrued
      liabilities .........................................      (424)     (476)
      Other ...............................................        24       180
                                                             --------   -------
          Net cash flow provided by operating activities ..    10,883     4,705
                                                             --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, exploration and development of
    oil and gas properties ................................    (6,045)   (1,756)
   Proceeds from sales of oil and gas properties ..........       268     2,207
   (Purchase) sale of short-term investments ..............     1,281      (203)
   Increase in other current and noncurrent assets ........       (78)       (8)
                                                             --------   -------
          Net cash provided by (used in)
          investing activities ............................    (4,574)      240
                                                             --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt .............................    (4,000)   (5,000)
   Exercised employee stock options .......................        58      --
                                                             --------   -------
          Net cash used in financing activities ...........    (3,942)   (5,000)
                                                             --------   -------

Net increase (decrease) in cash and
cash equivalents ..........................................     2,367       (55)
Cash and cash equivalents, beginning of period ............     4,011     1,007
                                                             --------   -------
Cash and cash equivalents, end of period ..................  $  6,378   $   952
                                                             ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ...............  $    185   $   419
                                                             ========   =======

   Cash paid during the period for taxes ..................  $     97   $   248
                                                             ========   =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

GENERAL

        Convest Energy Corporation ("Convest" or the "Company"), a Texas corporation whose common stock is traded on the American Stock Exchange, is an active independent oil and gas exploration and production company. On June 26, 1995, Convest acquired all of the outstanding capital stock of Edisto Exploration & Production Company, a Delaware corporation ("Edisto E&P"), from Edisto Resources Corporation ("Edisto") in exchange for 6,185,400 newly issued shares of Convest's common stock and $10,000 in cash (the "Edisto Transaction"). The newly issued shares of Convest common stock increased Edisto's interest in Convest from 31% to 72%. During April, 1996, Edisto increased its interest in Convest to 73% through the purchase of 92,000 additional shares of Convest common stock on the open market.

        These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Reference also is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The information presented in this Form 10-Q is unaudited, but in the opinion of management reflects all adjustments (all of which were normal and recurring) necessary to fairly present such information. Interim results are not necessarily indicative of a full year of operations.

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

        PROPERTY AND EQUIPMENT. The Company follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including developmental dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for the Company's properties were prepared or audited by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent unit of oil production was $4.99 and $5.07 for the three month periods ended March 31, 1997 and 1996, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

        Under Statement of Financial Accounting Standards No. 121 ("SFAS 121") regarding accounting for the impairment of long-lived assets, the Company is required to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Convest must assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed expected future cash flows. No such provision was required for the three month periods ended March 31, 1997 and March 31, 1996.

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

        Edisto E&P is a party to a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases. Pursuant to this settlement, the operator of the leases, Edisto E&P and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. During the first quarter of 1997, the Company made its final scheduled payment under the Abandonment Fund, and accordingly, is no longer subject to additional future payments.

        As of March 31, 1997 and December 31, 1996, the Company had made payments totaling approximately $4.3 million and $4.2 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $7.5 million and $7.7 million, as of March 31, 1997 and December 31, 1996, respectively, resulting in a net long-term abandonment reserve of $3.2 million and $3.5 million as of those dates. The current portion of the abandonment reserve was $2.0 million and $2.3 million as of March 31, 1997 and December 31, 1996, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

        LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., the Company established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of March 31, 1997 and December 31, 1996, the current balance of this reserve was $1.6 million, respectively, and the long-term balance was $3.1 million and $3.7 million, respectively, and were presented in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

        GAS BALANCING. The Company uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at March 31, 1997 and December 31, 1996 were $2.2 million and $2.3 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Noncurrent Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at March 31, 1997 and December 31, 1996 were $2.4 million and $2.7 million, respectively, and are included in "Current Liabilities - Deferred Revenue" and "Long-Term Liabilities
- Deferred Revenue" in the consolidated financial statements.

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

        CONCENTRATION OF CREDIT RISK. The Company's oil and gas production revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on receivables from such sales.

        NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 10,435,685 and 10,412,722 for the three months ended March 31, 1997 and 1996, respectively.

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial.

        RISK MANAGEMENT/HEDGING ACTIVITIES. The Company from time to time engages in commodity hedging activities to minimize the risk of market fluctuations associated with the price of crude oil and natural gas production. The hedging objectives include assurance of stable and known cash flows and fixed favorable prices. The hedges are effected through the purchase and sale of futures contracts on the New York Mercantile Exchange ("NYMEX") and over the counter price swap agreements. The credit risk of futures contracts is limited due to the daily cash settlement of the net change in the value of open contracts and because of certain NYMEX procedures. Gains or losses on the Company's hedging agreements are deferred and recognized as oil and gas sales revenue when the hedged transaction occurs.

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

(3)     RELATED PARTY TRANSACTIONS

        During December 1996, Edisto sold substantially all of the assets of its wholly owned gas marketing subsidiary, Energy Source, Inc. , to an unrelated third party. From January 1995 until its sale in December 1996, Energy Source had marketed a substantial portion of the Company's gas production. Under the gas marketing arrangement, Convest received a minimum price of 98% of the index for the applicable pipeline. In connection with the sale of Energy Source, Convest and Energy Source agreed to extend the gas marketing arrangement to December 31, 1997. Effective January 1, 1997, the gas marketing arrangement was amended to increase the price received by the Company from 98% to 100% of the index price for the applicable pipeline.

        In connection with the Energy Source sale, all Edisto employees other than Michael Y. McGovern, the Chairman and Chief Executive Officer of Convest and Edisto, became employees of the purchaser. Subsequently, Edisto's corporate headquarters were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest. Effective December 1, 1996, Mr. McGovern's base salary and benefits have been apportioned 70% to Convest and 30% to Edisto. The base salary and benefits of the other Convest employees who perform work for Edisto are also apportioned based on the approximate amount of time they work for each company.

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

        In addition, the Company and Edisto have a directors' and officers' fiduciary insurance policy that covers both companies. The annual insurance premium was allocated 32% to the Company, for a cost of $96,000 based on the relative percentage that the assets of the Company bear to the total assets of both the Company and Edisto.

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Each of the affiliated party transactions described above was approved by either a special committee of the Company's Board, which was composed of outside directors with no affiliation to Edisto, or the unanimous consent of the Company's Board.

        (4)HEDGING ACTIVITIES

        As previously stated, the Company conducts its hedging activities through major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by the Company at March 31, 1997 and December 31, 1996:


                           MARCH 31, 1997                 DECEMBER 31, 1996
                      -------------------------       -------------------------
                         OIL             GAS             OIL             GAS
                      --------       ----------       ---------      ----------
Quantity Sold         60 Mbbls       2,460 Mmcf       90 MBbls       3,300 Mmcf
Maximum Term          6 Months        7 Months        9 Months        10 Months
Average Price          $21.72           $2.33          $22.50           $2.53

        The Company will continue its hedging activities during 1997 in order to mitigate the volatility of its crude oil and natural gas prices. Gains and losses realized upon the settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. The fair value of the Company's open positions at March 31, 1997 were $918,950. As a result of fluctuations in the price of crude oil and natural gas subsequent to March 31, 1997, the stated fair value of the Company's open positions is not indicative of the value which would be received if the positions were closed at current prices. The fair value of the Company's hedges was based on the cost that would have been incurred to buy out those hedges in a loss position and the consideration that would have been received to terminate those hedges in a gain position. The cash margin required by the counterparties to the Company's hedging activities totaled $67,000 and $1.0 million as of March 31, 1997 and December 31, 1996, respectively, and are included in other current assets.

(5)     INCOME TAXES

        The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS No. 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

        For the three months ended March 31, 1997 and 1996, the Company recorded current income tax expense of $97,000 and $169,000, respectively. The Company has provided a valuation allowance against substantially all of its net deferred tax assets as the "more-likely-than-not" criteria for recognition under SFAS No. 109 was not met. During 1995, the Company purchased approximately $3.3 million of NOL tax benefits from Edisto for $550,000 which is included in "Other Noncurrent Assets" in the accompanying balance sheets. No valuation allowance was taken against such amount under SFAS No. 109 since the Company anticipates that the purchased NOLs will be utilized against the Company's current income tax.

(6)     CREDIT FACILITY AND LONG-TERM DEBT

        The Company has a revolving credit facility with Bank One, Texas, N.A. ("Bank One"), and Compass Bank- Houston which terminates on January 1, 1999. Bank One serves as agent bank of the facility. The facility is secured by a first lien on all of the Company's assets, including its oil and gas properties and gas plant. The borrowing base is redetermined semi-annually on May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. Interest on borrowings under the facility is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4% or (ii) the London InterBank Offering Rate ("LIBOR") plus 2-3/4%. In addition, the Company pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Effective December 1, 1996, the borrowing base was $19.2 million and will reduce by $1.0 million monthly beginning January 1, 1997 based on the lending banks' estimate of production. Effective January 28, 1997, the borrowing base was reduced by $300,000 to give effect to the sale of an oil and gas property securing the credit facility. After giving effect to the monthly borrowing base reductions and the reduction resulting from the property sale, the Company's borrowing base under the credit facility was $15.9 million on March 31, 1997. The Company had no outstanding borrowings under its credit facility at March 31, 1997 and $4.0 million outstanding at December 31, 1996. In addition, the Company had an additional $200,000 of letters of credit outstanding at March 31, 1997 and December 31, 1996, primarily related to performance bonds issued for oil and gas operations. As of March 31, 1997, borrowings under the credit facility were subject to Base Rate interest at an effective rate of 9.25% per annum.

(7)     COMMITMENTS AND CONTINGENCIES

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

                      OVERVIEW AND SIGNIFICANT DEVELOPMENTS

        The significant events during the first quarter of 1997 are described below:

        RESULTS OF OPERATIONS. The Company had net income of approximately $4.5 million for the quarter ended March 31, 1997 compared to $2.1 million for the corresponding quarter of 1996. SEE "Results of Operations" below.

        HIGH ISLAND BLOCK 195 DRILLING. During January 1997, the Company participated in the drilling of an exploratory well on Block 195 of the High Island area of the Gulf of Mexico to test a prospect identified by 3-D seismic. The 195 #3 well was directionally drilled to approximately 13,000' and discovered productive gas sands in the Upper Rob "M". The well was briefly tested at rates in excess of 9 MMcf of gas per day and shut-in to await further drilling and flowline hookup. Total cost of the well was approximately $1.1 million net to the Company's 23.4% working interest.

        During March 1997, the Company participated in an additional exploratory test well on Block 195 to test a deeper prospect on the block. The 195 #4 well was directionally drilled to approximately 15,200' and encountered productive gas sands in the Lower Rob "M". A brief production test yielded rates in excess of 12 MMcf of gas per day, and the well was shut-in to install facilities and a gas flowline. Total cost of the well was approximately $1.3 million net to the Company's 23.4% working interest.

        The Company anticipates that the flowline installation will be complete and production will commence by July 1, 1997. Gross production from the four wells on the block is projected to increase from the current 15 MMcf of gas per day to in excess of 70 MMcf of gas per day. The Company has a net revenue interest of 19.5% in the production from the block.

        WEST CAMERON BLOCK 607 DRILLING. In March 1997, the Company participated in the drilling of an exploratory test well which was drilled from the existing platform on Block 607 of the West Cameron area of the Gulf of Mexico. The block had previously produced in excess of 30 billion cubic feet of gas from the three existing wells on the block, all of which had ceased producing. The 607 A-4 exploratory well successfully discovered gas reserves in three new sands and was dually completed. Gross production from the well is currently averaging approximately 20 MMcf of gas per day and is being processed through the existing facilities on the platform. The Company owns a 49.6% working interest in the block and a 36.0% net revenue interest. Total cost of the well was approximately $2.2 million net to the Company's working interest.

        REPAYMENT OF OUTSTANDING DEBT. During the first quarter of 1997, the Company repaid the remaining $4.0 million of outstanding debt under its long-term credit facility. Following the debt repayment, the credit facility will continue to be available for future borrowings if needed. As of March 31, 1997, borrowings available under the credit facility totaled approximately $15.9 million. SEE "Liquidity and Capital Resources - Credit Facility and Long-Term Debt" below.

        ENGAGEMENT OF INVESTMENT BANKER FOR CONVEST AND EDISTO. As previously announced Convest and Edisto jointly engaged the investment banking firm of Petrie Parkman & Co., Inc. to make recommendations for strategic alternatives to enhance shareholder value for both Convest and Edisto. Petrie Parkman is currently evaluating sale or merger opportunities within the oil and gas industry which merit consideration by Convest and Edisto.

                              RESULTS OF OPERATIONS

        The following table highlights the production volumes, average oil and gas prices and revenues received by the Company and production and operating expenses for the three month periods ended March 31, 1997 and 1996.

                                               For the Three Months
                                                 Ending March 31,
                                               --------------------
                                               (in thousands except
                                                  per BOE data)       Percentage
                                                   1997       1996      Change
                                                   ----       ----    ----------
                                                     (Unaudited)
 PRODUCTION VOLUMES:
   Oil (Mbbls) ............................         236         217          9%
   Gas (including NGL's)(Mmcf) ............       2,902       3,572        (19%)
   BOE (Mbbls)(1) .........................         719         812        (11%)

PRICES:
   Oil ($/Bbl) ............................     $ 21.05     $ 17.37         21%
   Gas ($/Mcf) ............................        2.79        2.07         35%

GROSS OIL AND GAS REVENUE:
   Oil ....................................     $ 4,959     $ 3,760         32%
   Gas (including NGL's) ..................       8,103       7,399         10%
                                                -------     -------
     Total Oil and Gas Revenue ............     $13,062     $11,159         17%
                                                =======     =======
PRODUCTION EXPENSES:
   Lease Operating Expenses ...............     $ 2,955     $ 3,961        (25%)
   Production Taxes .......................         293         310         (5%)
                                                -------     -------
     Total Production Expenses ............     $ 3,248     $ 4,271        (24%)
                                                =======     =======
ABANDONMENT AND EXPLORATION COSTS .........     $ 1,091     $    42      2,498%
                                                =======     =======
GENERAL AND ADMINISTRATIVE EXPENSE ........     $ 1,130     $ 1,239         (9%)
                                                =======     =======
INTEREST EXPENSE ..........................     $    56     $   367        (85%)
                                                =======     =======
DEPRECIATION, DEPLETION AND
  AMORTIZATION OF OIL AND
  GAS PROPERTIES ..........................     $ 3,586     $ 4,112        (13%)
                                                =======     =======
PRODUCTION COSTS PER BOE ..................     $  4.52     $  5.26        (14%)
                                                =======     =======
DEPRECIATION, DEPLETION AND
  AMORTIZATION PER BOE ....................     $  4.99     $  5.07         (2%)
                                                =======     =======
OPERATING CASH FLOW, BEFORE
  CHANGES IN WORKING CAPITAL ..............     $ 8,664     $ 5,412         60%
                                                =======     =======
----------------------------
(1) Natural gas is converted into oil equivalents at a rate of six thousand cubic feet per each barrel of oil.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

        REVENUES. Oil and gas revenue increased by approximately $1.9 million or 17% between the three months ended March 31, 1997 and 1996. The average price the Company received for its oil and gas sales increased by 21% and 35%, respectively, between the corresponding periods. Oil production increased by 9% between the periods while gas production decreased by 19%. During 1996 and early 1997, the Company participated in 20 new exploratory and development wells of which 16 were successful. As a result of this drilling, production from several of the Company's properties increased substantially. The additional production associated with the Company's drilling success was partially offset by the sale or abandonment of a number of marginal properties during 1996 and early 1997 and the effects of depletion on the Company's offshore Gulf of Mexico gas producing properties. The Company's offshore gas properties are subject to inherent steep production declines. These declines were partially offset during 1996 and early 1997 by the aforementioned drilling success. In order to minimize the future effects of such declines, the Company must replace its reserves through its exploratory and development drilling and acquisition activities. The Company's gas plant revenue increased by $241,000 or 67% between the corresonding periods due primarily to higher prices received for output from the plant.

        PRICE RISK MANAGEMENT/HEDGING. The Company uses a combination of futures contracts traded on the NYMEX and over the counter price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded hedging losses of approximately $92,700 and $1.7 million for the three month periods ended March 31, 1997 and 1996, respectively. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price the Company received for its oil and gas sales.

        PRODUCTION EXPENSES. Production expenses decreased by approximately $1.0 million or 24% between the corresponding periods. The decrease in lease operating expenses was primarily due to the aforementioned sale or abandonment of a number of marginal producing properties during 1996 and early 1997 which tended to have high operating expense. Production expenses per barrel of oil equivalent ("BOE") was $4.52 for the three months ended March 31, 1997 compared to $5.26 for the corresponding period of 1996.

        ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs increased by approximately $1.0 million due to the aforementioned abandonment of several offshore properties during the first quarter of 1997 and the write off of two unsuccessful exploratory wells drilled during the first quarter of 1997. Neither of the exploratory wells proved to be commercially viable and accordingly, the drilling cost associated with the wells was written off in accordance with the successful efforts method of accounting.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by approximately 9% between the corresponding periods due primarily to the resignation of the former President and Chief Operating Officer and the former Chief Financial Officer during late 1996. Subsequent to the resignation of the two former executive officers, neither position has been replaced resulting in lower salary expense for 1997.

        INTEREST EXPENSE. Interest expense decreased by $311,000 or 85% between the corresponding periods due to the repayment of all outstanding borrowing under the Company's credit facility during early 1997.

        DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties decreased by approximately $525,000 or 13% between the corresponding periods. The decrease in DD&A was primarily due to 11% decline in overall production volumes on a per BOE basis. DD&A per BOE was $4.99 for the three months ended March 31, 1997 compared to $5.07 for the corresponding period of 1996.

        GAIN ON ASSET SALES. In January 1996, the Company completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million. As a result of the sale, the Company recorded a gain on the property sale of approximately $620,000 during the first quarter of 1996. The Company has continued to review its properties with a focus on profitability and as a result has sold several non-strategic properties with marginal profitability during the first quarter of 1997. Aggregate sale proceeds totaled approximately $268,000 and resulted in a gain of approximately $122,000 for the three months ended March 31, 1997.

        OPERATING CASH FLOW. As a result of the aforementioned changes, the Company had operating cash flow, before changes in working capital, of $8.6 million for the three months ended March 31, 1997 compared to $5.4 million for the corresponding period of 1996. The increase in operating cash flow enabled the Company to fund its expanded exploratory and development program and repay the remaining outstanding balance under its long-term credit facility.

                         LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY AND LONG-TERM DEBT

        On June 26, 1995, the Company entered into a new credit agreement which terminates January 1, 1999. This facility is secured by a first lien on substantially all of the Company's assets, including its oil and gas properties and gas plant. The borrowing base under the credit facility is subject to redetermination semi-annually (on May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective December 1, 1996, the new borrowing base under the credit facility was $19.2 million, based on the lending banks' semi-annual redetermination, which began reducing by $1.0 million per month beginning January 1, 1997. Effective January 28, 1997, the borrowing base was reduced by $300,000 to give effect to the sale of an oil and gas property securing the credit facility. After giving effect to the monthly borrowing base reductions and the reduction resulting from the property sale, the Company's borrowing base under the credit facility was approximately $15.9 million on March 31, 1997. The Company's borrowing capacity will be substantially reduced over the next year (by at least $12.0 million) unless there is substantial improvement in oil and gas prices or the Company is successful in proving up additional reserve quantities.

        During 1997, the Company repaid $4.0 million of debt under the credit facility. Subsequent to the repayment made during 1997 there were no borrowings outstanding under the Company's credit facility, however, the credit facility will remain available for future credit needs.

WORKING CAPITAL

        At March 31, 1997, the Company had a working capital deficit of approximately $5.0 million. This working capital deficit was caused primarily by the inclusion in current liabilities of an aggregate of approximately $5.4 million of accrued liabilities for abandonment, operating expenses attributable to the sale of a production payment on two properties and gas imbalance liabilities (deferred revenues). There is no offsetting current asset for any of these current liabilities since they will be repaid from the operating cash flow from the oil and gas properties, which are reflected as a long-term asset on the balance sheet in accordance with generally accepted accounting principles.

        The Company's ability to reduce the existing working capital deficit while maintaining an active drilling program and normal operations will depend upon the net cash flows generated from its oil and gas properties. In this regard, the Company's net revenues from its oil and gas properties are expected to decline significantly, although the drilling success in 1996 and early 1997 has mitigated the steep production decline from the Company's offshore gas properties.

        Based on the cash flow from the Company's existing properties coupled with the aforementioned incremental production capacity added on High Island Block 195 and West Cameron Block 607, management believes that the Company has the financial capability to satisfy its working capital deficit, while sustaining its 1997 capital expenditures program and meeting operating needs arising in the ordinary course of business.

CAPITAL EXPENDITURES

        The Company has budgeted capital expenditures totaling $12.4 million for the remainder of 1997, primarily related to the drilling activities conducted on High Island Block 195 and new drilling on other offshore properties. In addition, it is anticipated that an additional well will be proposed on High Island Block 195 for which no costs are currently included in the Company's budgeted capital expenditures. As previously stated, management believes that the cash flow generated from the Company's properties coupled with the available borrowings under the Company's credit facility will be adequate to fund the anticipated capital expenditures for 1997.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Note 7 of the "Notes to the Consolidated Financial Statements" is incorporated herein by reference.

ITEM 6.   (a) EXHIBITS.

          None.


          (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            CONVEST ENERGY CORPORATION

                                            (Registrant)


                                            By:/s/ STEVEN G. IVES
                                               Steven G. Ives
                                               Assistant Controller - Finance
                                               (Principal Accounting Officer)

Date:    May 14, 1997