Form 10-Q
period 1997-06-30
CONVEST ENERGY CORP /TX/
filed 1997-08-14
CIK 868738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

        The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 6, 1997 was 10,554,878.

                           CONVEST ENERGY CORPORATION

                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 1997

                                      INDEX


I.      FINANCIAL INFORMATION
                                                                                      PAGE NO.
        Item 1.Financial Statements of Convest Energy Corporation:
               Consolidated Balance Sheets...................................................3
               Consolidated Statements of Operations - Six Months Ended June 30, 1997....... 4
               Consolidated Statements of Operations - Three Months Ended June 30, 1997......5
               Consolidated Statements of Stockholders' Equity.............................. 6
               Consolidated Statements of Cash Flows.........................................7
               Notes to Consolidated Financial Statements....................................8
        Item 2.Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................14


II.     OTHER INFORMATION
        Item 1.Legal Proceedings............................................................20
        Item 6.Exhibits and Reports on Form 8-K.............................................20

                           CONVEST ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                    June 30,            December 31,
                                                                                                       1997                  1996
                                                                                                     ---------            ---------
                                                                                                    (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents .............................................................           $   7,036            $   3,678
   Restricted cash .......................................................................                 333                  333
   Accounts receivable:
      Oil and gas production - less allowance
        for doubtful accounts of $596 and $657, respectively .............................               5,753                7,908
      Other ..............................................................................               1,377                  598
   Other current assets ..................................................................                 818                2,267
                                                                                                     ---------            ---------
      Total current assets ...............................................................              15,317               14,784
                                                                                                     ---------            ---------

Property and equipment:
   Oil and gas properties, successful efforts method .....................................             118,117              117,307
   Other .................................................................................                 533                  478
   Less accumulated depreciation and depletion ...........................................             (64,068)             (63,061)
                                                                                                     ---------            ---------
                                                                                                        54,582               54,724
                                                                                                     ---------            ---------

Other noncurrent assets ..................................................................               2,618                2,704
                                                                                                     ---------            ---------

                                                                                                     $  72,517            $  72,212
                                                                                                     =========            =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable:
      Oil and gas production .............................................................           $   7,095            $   8,521
      Affiliates .........................................................................                 372                  667
   Accrued liabilities and other .........................................................               4,696                6,041
   Deferred revenue ......................................................................               1,906                2,113
                                                                                                     ---------            ---------
      Total current liabilities ..........................................................              14,069               17,342
                                                                                                     ---------            ---------

Long-term liabilities:
   Long-term debt ........................................................................                   3                4,003
   Deferred revenue ......................................................................                 530                  559
   Other noncurrent liabilities ..........................................................               5,505                7,170
                                                                                                     ---------            ---------
                                                                                                         6,038               11,732
                                                                                                     ---------            ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value; authorized 5 million shares;
     none issued or outstanding ..........................................................                --                   --
   Common Stock $.01 par value; 20,000,000 shares
     authorized, 10,550,878 and 10,428,602 issued and outstanding at
     June 30, 1997 and December 31, 1996, respectively ...................................                 105                  104
   Additional paid-in capital ............................................................              48,301               47,849
   Retained earnings (deficit) ...........................................................               4,004               (4,815)
                                                                                                     ---------            ---------
                                                                                                        52,410               43,138
                                                                                                     ---------            ---------
                                                                                                     $  72,517            $  72,212
                                                                                                     =========            =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)


                                                             Six Months Ended
                                                                  JUNE 30,
                                                            --------------------
                                                             1997        1996
                                                            -------      -------
                                                         (Unaudited)
Revenues:
   Oil and gas sales .................................      $24,905      $21,329
   Gas plant revenues ................................        1,002          704
   Gain on asset sale ................................           63          817
   Other, net ........................................          224          205
                                                            -------      -------
                                                             26,194       23,055
                                                            -------      -------
Expenses:
   Production:
      Lease operating expense ........................        5,744        7,636
      Gas plant operating expense ....................          230          232
      Production taxes ...............................          533          617
   Abandonment and exploration costs .................        1,147          921
   General and administrative expenses ...............        2,188        2,281
   Interest expense ..................................           72          674
   Depreciation, depletion and amortization ..........        7,305        7,908
   Impairment of oil and gas properties ..............         --          1,120
                                                            -------      -------
                                                             17,219       21,389
                                                            -------      -------
Net income before income taxes .......................        8,975        1,666
Income tax provision .................................          156          217
                                                            -------      -------
Net income ...........................................      $ 8,819      $ 1,449
                                                            =======      =======
Net income per share .................................      $  0.84      $  0.14
                                                            =======      =======
Weighted average common shares outstanding ...........       10,472       10,413
                                                            =======      =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)


                                                         THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                          1997           1996
                                                         --------      --------
                                                               (Unaudited)
   Oil and gas sales ...............................     $ 11,843      $ 10,170
   Gas plant revenues ..............................          400           343
   Gain (loss) on asset sale .......................          (59)            5
   Other, net ......................................          119           101
                                                         --------      --------
                                                           12,303        10,619
                                                         --------      --------
Expenses:
   Production:
      Lease operating expense ......................        2,789         3,675
      Gas plant operating expense ..................           56           110
      Production taxes .............................          240           307
   Abandonment and exploration costs ...............           56           878
   General and administrative expenses .............        1,058         1,042
   Interest expense ................................           16           307
   Depreciation, depletion and amortization ........        3,682         3,770
   Impairment of oil and gas properties ............         --           1,120
                                                         --------      --------
                                                            7,897        11,209
                                                         --------      --------
Net income (loss) before income taxes ..............        4,406          (590)

Income tax provision ...............................           59            48
                                                         --------      --------
Net income (loss) ..................................     $  4,347      $   (638)
                                                         ========      ========
Net income (loss) per share ........................     $   0.41      $  (0.06)
                                                         ========      ========
Weighted average common shares outstanding .........       10,508        10,413
                                                         ========      ========

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (In Thousands)

                                   (Unaudited)

                                                              COMMON          COMMON      ADDITIONAL      RETAINED
                                                              SHARES          STOCK,        PAID-IN        EARNINGS
                                                            OUTSTANDING     $.01 PAR        CAPITAL        (DEFICIT)          TOTAL
                                                              -------          ----         -------         -------          -------
Balance at December 31, 1996 ........................          10,428          $104         $47,849         $(4,815)         $43,138
Exercised employee stock options ....................             107             1             347            --                348
Stock issued pursuant to 1996
 bonus plan .........................................              18           --              105            --                105
Retirement of stock issued in
  connection with the conversion
   of the stock of Convest's
   predecessor entity into stock
   of Convest .......................................              (2)          --             --              --               --
Net income ..........................................            --             --             --             8,819            8,819
                                                              -------          ----         -------         -------          -------
Balance at June 30, 1997 ............................          10,551          $105         $48,301         $ 4,004          $52,410
                                                              =======          ====         =======         =======          =======

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                        SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                     ------------------------------
                                                                                                       1997                  1996
                                                                                                     --------              --------
                                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................             $  8,819              $  1,449
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization .........................................                7,305                 7,908
      Impairment to oil and gas properties .............................................                 --                   1,120
      Gain on sale of oil and gas properties ...........................................                  (63)                 (797)
      Abandonment and exploration costs ................................................                  665                   781
      Decrease in accounts receivable ..................................................                1,031                   560
      Decrease in accounts payable and accrued liabilities .............................               (2,980)                 (345)
      Other ............................................................................                   24                   184
                                                                                                     --------              --------
          Net cash flow provided by operating activities ...............................               14,801                10,860
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, exploration and development of oil and
    gas properties .....................................................................               (9,534)               (4,721)
   Proceeds from sales of oil and gas properties .......................................                  740                 2,210
   Sale of short-term investments ......................................................                1,110                 1,257
   Increase in other current and noncurrent assets .....................................                 (107)                  (88)
                                                                                                     --------              --------
          Net cash used in investing activities ........................................               (7,791)               (1,342)
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ..........................................................               (4,000)               (7,900)
   Exercised employee stock options ....................................................                  348                  --
                                                                                                     --------              --------
          Net cash used in financing activities ........................................               (3,652)               (7,900)
                                                                                                     --------              --------

Net increase in cash and cash equivalents ..............................................                3,358                 1,618
Cash and cash equivalents, beginning of period .........................................                4,011                 1,007
                                                                                                     --------              --------
Cash and cash equivalents, end of period ...............................................             $  7,369              $  2,625
                                                                                                     ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ............................................             $    238              $    844
                                                                                                     ========              ========
   Cash paid during the period for taxes ...............................................             $    156              $    296
                                                                                                     ========              ========

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

GENERAL

        Convest Energy Corporation ("Convest" or the "Company"), a Texas corporation whose Common Stock is traded on the American Stock Exchange, is an active independent oil and gas exploration and production company. On June 26, 1995, Convest acquired all of the outstanding capital stock of Edisto Exploration & Production Company, a Delaware corporation ("Edisto E&P"), from Edisto Resources Corporation ("Edisto") in exchange for 6,185,400 newly issued shares of Convest's Common Stock and $10,000 in cash (the "Edisto Transaction"). The newly issued shares of Convest Common Stock increased Edisto's interest in Convest from 31% to 72%. During April 1996, Edisto purchased an additional 92,000 shares of Convest Common Stock on the open market.

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

(2)     PROPOSED MERGER WITH FORCENERGY INC

        On June 19, 1997, Convest, Edisto, Forcenergy Inc ("Forcenergy") (NYSE "FEN"), and a Forcenergy subsidiary executed a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for Convest and Edisto to be merged into Forcenergy.

        Under the Merger Agreement, (a) each issued and outstanding share of Convest Common Stock will be converted into the right to receive a fractional interest in a share of Forcenergy Common Stock equal to $8.88 divided by the Weighted Average Trading Price of Forcenergy Common Stock, and (b) each issued and outstanding share of Edisto Common Stock will be converted into the right to receive (i) $4.886 in cash and (ii) a fractional interest in a share of Forcenergy Common Stock equal to $5.064 divided by the Weighted Average Trading Price of Forcenergy Common Stock; PROVIDED, HOWEVER, that in no event will the Weighted Average Trading Price of Forcenergy Common Stock be less than $28.96 nor more than $34.96. The "Weighted Average Trading Price" of Forcenergy Common Stock will be calculated by taking the average of the following daily calculations for each of the ten trading days ending two trading days prior to the closing date for the Merger: (i) grouping together all shares of Forcenergy Common Stock traded on such day at the same trading price, (ii) multiplying the aggregate number of shares in each price group by the trading price for such group to calculate a product (the total sold shares value) for each group, (iii) adding all of such products from each group, and (iv) dividing the resulting total by the aggregate number of shares traded on such trading day. Cash will be paid in lieu of fractional shares of Forcenergy Common Stock. The transaction is expected to close in October 1997.

        The majority shareholders of Convest and Edisto have agreed to vote their respective shares in favor of the transaction thereby assuring the required shareholder approval for the Merger Agreement. Edisto currently owns approximately 72% of the outstanding shares of Common Stock of Convest, and has agreed in the Merger Agreement to vote its shares of Convest Common Stock in favor of the transaction. In addition, investment funds and accounts managed by TCW Special Credits and Oaktree Capital Management, L.L.C., which hold slightly in excess of 51% of Edisto's Common Stock, have agreed to vote for the transaction. Also, such investment funds and accounts have contractually agreed not to sell 80% of the Forcenergy Common Stock received in the transaction for a period of six months after the closing.

        The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments related to the proposed merger.

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        RECLASSIFICATIONS AND CONSOLIDATION. Certain reclassifications have been made to prior year financial statements to conform to the presentation for 1997. All significant intercompany accounts and activities have been eliminated.

        RESTRICTED CASH. Restricted cash consists of $333,000 of certificates of deposit held by various financial institutions. The certificates of deposit are held in escrow as collateral for letters of credit issued for (i) lease payments on certain offshore platforms and (ii) estimated plugging and abandonment costs expected to be incurred on certain onshore oil and gas properties.

        PROPERTY AND EQUIPMENT. The Company follows the successful efforts method of accounting for its oil and gas properties. Costs of productive wells, developmental drilling expenditures, including developmental dry holes, and productive leases are capitalized. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. The capitalized costs of oil and gas properties are charged to operations as depreciation, depletion and amortization using the unit-of-production method based on the ratio of current production to proved recoverable oil and gas reserves (as defined by the Securities and Exchange Commission) on a lease by lease basis. Reserve estimates for the Company's properties were prepared or audited by independent petroleum engineering firms at year end. Gas is converted to equivalent barrels of oil on an energy content basis of 6 Mcf of gas to 1 barrel of oil. Depreciation, depletion and amortization per equivalent unit of oil production was $4.74 and $4.83 for the six month periods ended June 30, 1997 and 1996, respectively, and $4.51 and $4.60 for the three month periods ended June 30, 1997 and 1996, respectively. Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred.

        Under Statement of Financial Accounting Standards No. 121 ("SFAS 121") regarding accounting for the impairment of long-lived assets, the Company is required to recognize an impairment loss for its proved oil and gas properties if the carrying value of such properties (i.e., total capitalized costs less accumulated depreciation and depletion) exceeds the undiscounted expected future cash flows attributable to such properties. Convest must assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment loss is recognized to the extent that net capitalized costs exceed expected future cash flows. During the second quarter of 1996, it was determined that one of the Company's offshore properties had experienced a permanent decline in production. Accordingly, the Company recorded an impairment loss of approximately $1.1 million during the second quarter of 1996. No such provision has been required during 1997.

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

        The Company is a party to a settlement with the United States Minerals Management Service relating to estimated plugging and abandonment costs for 14 Gulf of Mexico OCS leases. Pursuant to this settlement, the operator of the leases, Convest and other co-lessees were required to provide security for payment of such costs through quarterly payments to an Abandonment Fund. During the first quarter of 1997, the Company made its final scheduled payment under the Abandonment Fund, and accordingly, is no longer subject to additional future payments.

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        As of June 30, 1997 and December 31, 1996, the Company had made payments totaling approximately $4.8 million and $4.2 million to the Abandonment Fund, respectively. These payments were applied to the total long-term abandonment reserve of $7.5 million and $7.7 million, as of June 30, 1997 and December 31, 1996, respectively, resulting in a net long-term abandonment reserve of $2.7 million and $3.5 million as of those dates. The current portion of the abandonment reserve was $2.1 million and $2.3 million as of June 30, 1997 and December 31, 1996, respectively. The current portion of the abandonment reserve is included in "Accrued Liabilities and Other" and the noncurrent portion is included in "Other Noncurrent Liabilities" in the consolidated financial statements.

        LEASE OPERATING EXPENSES. In connection with a 1992 sale of certain future production volumes of oil to Enron Reserve Acquisition Corp., the Company established a reserve for the expenses associated with the volumes sold and amortizes this reserve as the volumes are delivered. As of June 30, 1997 and December 31, 1996, the current balance of this reserve was $1.6 million, respectively, and the long-term balance was $2.8 million and $3.7 million, respectively, and were presented in "Accrued Liabilities and Other" and "Other Noncurrent Liabilities," respectively, in the consolidated financial statements.

        GAS BALANCING. The Company uses the entitlement method of accounting for gas imbalances. Receivables resulting from undertakes of gas production at June 30, 1997 and December 31, 1996 were $2.4 million and $2.3 million, respectively, and are included in "Accounts Receivable - Oil and Gas Production" and "Other Noncurrent Assets" in the consolidated financial statements. Deferred revenue and payables resulting from overtakes of gas production at June 30, 1997 and December 31, 1996 were $2.4 million and $2.7 million, respectively, and are included in "Current Liabilities Deferred Revenue" and "Long-Term Liabilities - Deferred Revenue" in the consolidated financial statements.

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

        NET INCOME PER SHARE. Net income per share is computed based on the weighted average number of shares outstanding which were 10,472,100 and 10,412,722 for the six months ended June 30, 1997 and 1996, respectively, and 10,508,115 and 10,412,722 for the three months ended June 30, 1997 and 1996, respectively. No effect has been given to options outstanding under the Company's stock option plans because their effect is antidilutive or immaterial.

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

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant estimates are discussed herein.

(4)     RELATED PARTY TRANSACTIONS

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

        In connection with the Energy Source sale, all Edisto employees other than Michael Y. McGovern, the Chairman and Chief Executive Officer of Convest and Edisto, became employees of the purchaser. Subsequently, Edisto's corporate headquarters were moved to Convest's offices, and Mr. McGovern and four other employees of Convest have divided their time between Edisto and Convest. Effective December 1, 1996, Mr. McGovern's base salary and benefits have been apportioned 70% to Convest and 30% to Edisto. The base salary and benefits of the other Convest employees who perform work for Edisto also are apportioned based on the approximate amount of time they work for each company.

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

(5)     HEDGING ACTIVITIES

        As previously stated, the Company conducts its hedging activities through major financial institutions. Set forth below is the contract amount and term of all futures contracts held for price risk management purposes by the Company at June 30, 1997 and December 31, 1996:


                            JUNE 30, 1997                 DECEMBER 31, 1996
                         OIL             GAS             OIL             GAS
                      --------        --------        --------       ----------
Quantity Sold         30 Mbbls        740 Mmcf        90 Mbbls       3,300 Mmcf
Maximum Term          3 Months        3 Months        9 Months        10 Months
Average Price          $21.07           $2.38          $22.50           $2.53

        The Company will continue its hedging activities during 1997 in order to mitigate the volatility of its crude oil and natural gas prices. Gains and losses realized upon the settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. The fair value of the Company's open positions at June 30, 1997 were $182,150. As a result of fluctuations in the price of crude oil

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and natural gas subsequent to June 30, 1997, the stated fair value of the Company's open positions is not indicative of the value which would be received if the positions were closed at current prices. The fair value of the Company's hedges was based on the cost that would have been incurred to buy out those hedges in a loss position and the consideration that would have been received to terminate those hedges in a gain position. The cash margin required by the counterparties to the Company's hedging activities totaled $56,000 and $1.0 million as of June 30, 1997 and December 31, 1996, respectively, and are included in other current assets.

(6)     INCOME TAXES

        The Company records current income taxes based on its estimated actual tax liability for the year. The Company provides for deferred income taxes under SFAS No. 109 based upon differences between the tax basis of the Company's assets and liabilities and their financial statement carrying amounts multiplied by the Company's expected future effective tax rate.

        The Company recorded current income tax expense of $156,000 and $217,000 for the six months ended June 30, 1997 and 1996, respectively and $59,000 and $48,000 for the three months ended June 30, 1997 and 1996, respectively. The Company has provided a valuation allowance against substantially all of its net deferred tax assets as the "more-likely-than-not" criteria for recognition under SFAS No. 109 was not met. During 1995, the Company purchased approximately $3.3 million of NOL tax benefits from Edisto for $550,000 which is included in "Other Noncurrent Assets" in the accompanying balance sheets. No valuation allowance has been taken against such amount under SFAS No. 109 since the Company anticipates that the purchased NOLs will be utilized against the Company's near term income tax.

(7)     CREDIT FACILITY AND LONG-TERM DEBT

        The Company has a revolving credit facility with Bank One, Texas, N.A. ("Bank One"), and Compass Bank-Houston which terminates on January 1, 1999. Bank One serves as agent bank of the facility. The facility is secured by a first lien on all of the Company's assets, including its oil and gas properties and gas plant. The borrowing base is redetermined semi-annually on May 31 and November 30 of each year by the lending banks based on engineering criteria established by the banks. Interest on borrowings under the facility is computed at (i) the agent bank's prime lending rate (the "Base Rate") plus 3/4% or (ii) the London InterBank Offering Rate ("LIBOR") plus 2-3/4%. In addition, the Company pays a commitment fee equal to 1/2% on any commitment amount in excess of outstanding borrowings.

        Effective December 1, 1996, the borrowing base was $19.2 million which reduces by $1.0 million per month beginning January 1, 1997 based on the lending banks' estimate of production. Effective January 28, 1997 and June 12, 1997, the borrowing base was reduced by $300,000 and $200,000, respectively, to give effect to the sale of oil and gas properties securing the credit facility. Pursuant to the terms of the credit facility, the Company is required to provide the banks with semi annual estimates of its oil and gas reserves on or before April 1 and October 1 of each year. Due to the proposed merger with Forcenergy, the banks have agreed to extend the report required on October 1, 1997 until December 1, 1997. As a result, the Company's borrowing base will continue to reduce by $1.0 million per month until the updated reports are provided and the borrowing base has been redetermined.

        After giving effect to the monthly borrowing base reductions and the reductions resulting from the property sales, the Company's borrowing base under the credit facility was $12.7 million on June 30, 1997. The Company had no outstanding borrowings under its credit facility at June 30, 1997 and $4.0 million outstanding at December 31, 1996. In addition, the Company had $200,000 of letters of credit outstanding at June 30, 1997 and December 31, 1996, primarily related to performance bonds issued for oil and gas operations.

(8)     COMMITMENTS AND CONTINGENCIES

        LEGAL PROCEEDINGS. ELIZABETH HOLT, ET AL. V. SUN E & P COMPANY, ET AL., No. 3,217 in the 84th District Court, Hansford County, Texas. This suit was originally filed in August 1984, seeking to cancel a 13-section lease because there

                           CONVEST ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        In addition, the Company is named as defendant in several lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                      OVERVIEW AND SIGNIFICANT DEVELOPMENTS

        The significant events during the six months ended June 30, 1997 are described below:

        RESULTS OF OPERATIONS. The Company had net income for the quarter ended June 30, 1997 of $4.3 million compared to a net loss of $.6 million for the prior year quarter. The Company had net income of approximately $8.8 million for the six months ended June 30, 1997 compared to net income of $1.4 million for the corresponding six months of 1996. SEE "Results of Operations" below.

        PROPOSED MERGER WITH FORCENERGY INC. On June 19, 1997, Convest, Edisto, Forcenergy Inc ("Forcenergy") (NYSE "FEN"), and a Forcenergy subsidiary executed a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for Convest and Edisto to be merged into Forcenergy.

        Under the Merger Agreement, (a) each issued and outstanding share of Convest Common Stock will be converted into the right to receive a fractional interest in a share of Forcenergy Common Stock equal to $8.88 divided by the Weighted Average Trading Price of Forcenergy Common Stock, and (b) each issued and outstanding share of Edisto Common Stock will be converted into the right to receive (i) $4.886 in cash and (ii) a fractional interest in a share of Forcenergy Common Stock equal to $5.064 divided by the Weighted Average Trading Price of Forcenergy Common Stock; PROVIDED, HOWEVER, that in no event will the Weighted Average Trading Price of Forcenergy Common Stock be less than $28.96 nor more than $34.96. The "Weighted Average Trading Price" of Forcenergy Common Stock will be calculated by taking the average of the following daily calculations for each of the ten trading days ending two trading days prior to the closing date for the Merger: (i) grouping together all shares of Forcenergy Common Stock traded on such day at the same trading price, (ii) multiplying the aggregate number of shares in each price group by the trading price for such group to calculate a product (the total sold shares value) for each group, (iii) adding all of such products from each group, and (iv) dividing the resulting total by the aggregate number of shares traded on such trading day. Cash will be paid in lieu of fractional shares of Forcenergy Common Stock. The transaction is expected to close in October 1997.

        The majority shareholders of Convest and Edisto have agreed to vote their respective shares in favor of the transaction thereby assuring the required shareholder approval for the Merger Agreement. Edisto currently owns approximately 72% of the outstanding shares of Common Stock of Convest, and has agreed in the Merger Agreement to vote its shares of Convest Common Stock in favor of the transaction. In addition, investment funds and accounts managed by TCW Special Credits and Oaktree Capital Management, L.L.C., which hold slightly in excess of 51% of Edisto's Common Stock, have agreed to vote for the transaction. Also, such investment funds and accounts have contractually agreed not to sell 80% of the Forcenergy Common Stock received in the transaction for a period of six months after the closing.

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

        During March 1997, the Company participated in an additional exploratory test well on Block 195 to test a deeper prospect on the block. The 195 #4 well was directionally drilled to approximately 15,200' and encountered productive gas sands in the Lower Rob "M". Total cost of the well was approximately $1.4 million net to the Company's 23.4% working interest.

        Gas production from the producing wells on Block 195 is being processed from an existing platform located on High Island Block 176. During the second quarter of 1997, the Company participated in the installation of flowlines and certain facility enhancements on the platform on Block 176 at an aggregate cost to date of approximately $200,000. Three of the four wells on Block 195 are currently producing in excess of 60 Mmcf of gas per day and the fourth well is projected to be placed on production during August 1997. The Company has a net revenue interest of 19.5% in the production from the block. In addition, it is anticipated that the operator of the High Island Block 195 will propose drilling an additional well during 1997.

        WEST CAMERON BLOCK 607 DRILLING. In March 1997, the Company participated in the drilling of an exploratory test well which was drilled from the existing platform on Block 607 of the West Cameron area of the Gulf of Mexico. The 607 A-4 exploratory well successfully discovered gas reserves in three new sands and was dually completed. Initial production from the well averaged approximately 20 MMcf of gas per day; however, the well has experienced mechanical problems allowing water to channel into the wellbore restricting the gas flow rate to approximately 7 Mmcf per day. During July 1997, the Company participated in an unsuccessful operation to restrict the inflow of water. The Company and the operator of the property are currently evaluating other operations to minimize the effects of the water channeling. The Company owns a 49.6% working interest in the block and a 36.0% net revenue interest. Total cost of the well was approximately $2.2 million net to the Company's working interest.

        REPAYMENT OF OUTSTANDING DEBT. During the first quarter of 1997, the Company repaid the remaining $4.0 million of outstanding debt under its long-term credit facility. Following the debt repayment, the credit facility will continue to be available for future borrowings if needed. As of August 1, 1997, the borrowing base under the credit facility was $10.7 million. SEE "Liquidity and Capital Resources - Credit Facility and Long-Term Debt" below.

                              RESULTS OF OPERATIONS

        The following table highlights the production volumes, average oil and gas prices and revenues received by the Company and production and operating expenses for the six month and three month periods ended June 30, 1997 and 1996.

                                           FOR THE SIX MONTHS                 FOR THE THREE MONTHS
                                              ENDING JUNE 30,                    ENDING JUNE 30,
                                      ------------------------------     ------------------------------
                                                          PERCENTAGE                         PERCENTAGE
                                      1997        1996      CHANGE       1997        1996      CHANGE
                                   ----------  ---------- ----------   ----------  ---------- ----------
                                            (in thousands except per BOE data and price data)
PRODUCTION VOLUMES:
     Oil (Mbbls)                          490         460      7%            254         243     5%
     Gas (including NGL's)(Mmcf)        6,213       7,006    (11%)         3,311       3,434    (4%)
     BOE (Mbbls)(1)                     1,526       1,627     (6%)           807         815    (1%)

PRICES:
     Oil ($/Bbl)                   $    19.29  $    17.05     13%     $    17.66  $    16.81     5%
     Gas ($/Mcf)                   $     2.49  $     1.92     30%     $     2.22  $     1.77    25%

GROSS OIL AND GAS REVENUE:
     Oil                           $    9,457  $    7,845     21%     $    4,498  $    4,085    10%
     Gas (including NGL's)             15,448      13,484     15%          7,345       6,085    21%
                                   ----------  ----------             ----------  ----------

        Total Oil and Gas Revenue  $   24,905  $   21,329     17%     $   11,843  $   10,170    16%
                                   ==========  ==========             ==========  ==========

PRODUCTION EXPENSES:
     Lease Operating Expenses      $    5,744  $    7,636    (25%)    $    2,789  $    3,675   (24%)
     Production Taxes                     533         617    (14%)           240         307   (22%)
                                   ----------  ----------             ----------  ----------

        Total Production Expenses  $    6,277  $    8,253    (24%)    $    3,029  $    3,982   (24%)
                                   ==========  ==========             ==========  ==========

ABANDONMENT AND EXPLORATION COSTS  $    1,147  $      921     25%     $       56  $      878   (94%)
                                   ==========  ==========             ==========  ==========

GENERAL AND ADMINISTRATIVE EXPENSE $    2,188  $    2,281     (4%)    $    1,058  $    1,042     2%
                                   ==========  ==========             ==========  ==========

INTEREST EXPENSE                   $       72  $      674    (89%)    $       16  $      307   (95%)
                                   ==========  ==========             ==========  ==========

DEPRECIATION, DEPLETION & AMORTIZATION
   OF OIL AND GAS PROPERTIES       $    7,225  $    7,857     (8%)    $    3,639  $    3,745    (3%)
                                   ==========  ==========             ==========  ==========

PRODUCTION COSTS PER BOE           $     4.11  $     5.07    (19%)    $     3.75  $     4.89   (23%)
                                   ==========  ==========             ==========  ==========

DEPRECIATION, DEPLETION & AMORTIZATION
   PER BOE                         $     4.74  $     4.83     (2%)    $     4.51  $     4.60    (2%)
                                   ==========  ==========             ==========  ==========

(1) Natural gas is converted into oil equivalents at a rate of six Mcf per each barrel of oil.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

     REVENUES. Oil and gas revenue increased by approximately $3.6 million or 17% between the six months ended June 30, 1997 and 1996. The average price the Company received for its oil and gas sales increased by 13% and 30%, respectively, between the corresponding periods. Oil production increased by 7% between the periods while gas production decreased by 11%. During 1996 and early 1997, the Company participated in 21 new exploratory and development wells of which 16 were successful. As a result of this drilling, production from several of the Company's properties increased substantially. The additional production associated with the Company's drilling success was partially offset by the sale or abandonment of a number of marginal properties during 1996 and early 1997 and the effects of depletion on the Company's offshore Gulf of Mexico gas producing properties. Also, the

Company's offshore gas properties are subject to inherent steep production declines. These declines were partially offset during 1996 and early 1997 by the drilling success mentioned above. In order to minimize the future effects of such declines, the Company must replace its reserves through its exploratory and development drilling and acquisition activities. The Company's gas plant revenue increased by $298,000 or 42% between the corresponding periods due primarily to higher prices received for output from the plant.

     PRICE RISK MANAGEMENT/HEDGING. The Company uses a combination of futures contracts traded on the NYMEX and over the counter price swaps with major financial institutions to hedge against the volatility of natural gas and oil prices. Gains and losses recognized upon settlement of the Company's hedge positions are deferred and recognized as oil and gas sales revenue in the month of the underlying physical production being hedged. As a result of the Company's hedging activities, the Company recorded hedging income of approximately $313,000 for the six month period ended June 30, 1997 and a hedging loss of approximately $4.5 million for the corresponding period of 1996. Such amounts were recorded as oil and gas sales revenue in the accompanying statements of operations, and accordingly, such amounts are reflected in the per unit price the Company received for its oil and gas sales.

     PRODUCTION EXPENSES. Production expenses decreased by approximately $2.0 million or 24% between the corresponding periods. The decrease in lease operating expenses was primarily due to the aforementioned sale or abandonment of a number of marginal producing properties during 1996 and early 1997 which tended to have high operating expense. Production expenses per barrel of oil equivalent ("BOE") was $4.11 for the six months ended June 30, 1997 compared to $5.07 for the corresponding period of 1996.

     ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs increased by approximately $226,000 due to (i) the aforementioned abandonment of several offshore properties during the first quarter of 1997 and (ii) the write off of approximately $757,000 associated with two unsuccessful exploratory wells drilled during the first quarter of 1997 in accordance with the successful efforts method of accounting. During the second quarter of 1996, the Company expensed approximately $750,000 of drilling costs associated with two unsuccessful exploratory test wells.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by approximately 4% between the corresponding periods due primarily to the resignation of the former President and Chief Operating Officer and the former Chief Financial Officer during late 1996. Subsequent to the resignation of the two former executive officers, neither position has been replaced resulting in lower salary expense for 1997.

     INTEREST EXPENSE. Interest expense decreased by $602,000 or 89% between the corresponding periods due to the repayment of all outstanding borrowing under the Company's credit facility during early 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). DD&A on oil and gas properties decreased by approximately $632,000 or 8% between the corresponding periods. The decrease in DD&A was primarily due to a 6% decline in overall production volumes on a per BOE basis. DD&A per BOE was $4.74 for the six months ended June 30, 1997 compared to $4.83 for the corresponding period of 1996.

     IMPAIRMENT OF OIL AND GAS PROPERTIES. During the second quarter of 1996, the Company recorded an impairment of $1.1 million on one of its offshore gas properties. During the second quarter of 1996, the producing well on the property experienced permanent mechanical difficulties and, accordingly, the property was written off in accordance with SFAS 121. No such provision has been required in 1997.

     GAIN ON ASSET SALES. In January 1996, the Company completed the sale of an offshore oil and gas property for sale proceeds of approximately $2.0 million. As a result of the sale, the Company recorded a gain on the property sale of approximately $620,000 during the first quarter of 1996. The Company has continued to review its properties with a focus on profitability and as a result has sold several non-strategic properties with marginal profitability during 1997. Aggregate sale proceeds totaled approximately $740,000 and resulted in a gain of approximately $63,000 for the six months ended June 30, 1997.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

     REVENUES. Oil and gas revenues increased by approximately $1.7 million or 16% between the three months ended June 30, 1997 and the corresponding period of 1996. The average price the Company received for its oil and gas sales increased by 5% and 25%, respectively, between the corresponding periods. Oil production increased by 5% between the periods while gas production decreased by 4%. As previously stated, the Company's drilling success during 1996 and early 1997 served to mitigate the effects of depletion from the Company's oil and gas properties. The Company's gas plant revenue increased by $57,000 and 17% between the periods due to higher prices received for output from the plant.

     PRICE RISK MANAGEMENT/HEDGING. As previously stated, the Company uses futures contracts and price swap agreements to hedge against the volatility of natural gas and oil prices. For the three months ended June 30, 1997, the Company recorded hedging income of approximately $406,000 compared to a hedging loss of approximately $2.3 million for the corresponding period of 1996.

     PRODUCTION EXPENSES. Production expenses decreased by approximately $1.0 million or 24% between the corresponding periods. The decrease in production expenses was primarily due to the aforementioned sale or abandonment of a number of marginal producing properties. Production expenses per BOE totaled $3.75 for the three months ended June 30, 1997 compared to $4.89 for the corresponding period of 1996.

     ABANDONMENT AND EXPLORATION COSTS. Abandonment and exploration costs increased by $822,000 or 94% due to the writeoff of two unsuccessful exploratory wells during the second quarter of 1996 in accordance with the successful efforts method of accounting.

     INTEREST EXPENSE. Interest expense decreased by $291,000 or 95% due primarily to the aforementioned repayment of all outstanding borrowings under the Company's credit facility during early 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION. DD&A on oil and gas properties decreased by $106,000 due primarily to the aforementioned production declines. DD&A per BOE was $4.51 for the three months ended June 30, 1997 compared to $4.60 for the corresponding period of 1996.

     IMPAIRMENT OF OIL AND GAS PROPERTIES. As previously stated, one of the Company's offshore gas properties experienced a permanent decline in production during the second quarter of 1996. In accordance with the applicable accounting rules, the Company recorded an impairment of approximately $1.1 million during June 1996. No such provision has been required in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY AND LONG-TERM DEBT

     On June 26, 1995, the Company entered into a new credit agreement which terminates January 1, 1999. This facility is secured by a first lien on substantially all of the Company's assets, including its oil and gas properties and gas plant. The borrowing base under the credit facility is subject to redetermination semi-annually (on May 31 and November 30) using engineering determinations and pricing and other assumptions designated by the bank group. Effective December 1, 1996, the new borrowing base under the credit facility was $19.2 million, based on the lending banks' semi-annual redetermination, which began reducing by $1.0 million per month beginning January 1, 1997. Effective January 28, 1997 and June 12, 1997, the borrowing base was reduced by $300,000 and $200,000, respectively, to give effect to the sale of oil and gas properties securing the credit facility. Pursuant to the terms of the credit facility, the Company is required to provide the banks with semi-annual estimates of its reserves on or before April 1 and October 1 of each year. Due to the proposed merger with Forcenergy, the banks have agreed to extend the report due on October 1, 1997 until December 1, 1997. As a result, the Company's borrowing base will continue to reduce by $1.0 million per month until the updated reports are provided and the borrowing base has been redetermined. After giving effect to the monthly borrowing base reductions and the reduction resulting from the property sales, the Company's borrowing base under the credit facility was approximately $10.7 million on August 1, 1997. Based on the scheduled borrowing base reductions, the Company will have no borrowing capacity under the credit facility after June 1, 1998 unless the lending banks provide a subsequent redetermination of the borrowing base based on the reserve estimates to be provided on December 1, 1997.

     During 1997, the Company repaid the outstanding balance of $4.0 million under the credit facility. The credit facility, however, will remain available for future credit needs.

WORKING CAPITAL

     The Company had working capital of $1.2 million at June 30, 1997 compared to a working capital deficit of $2.6 million at December 31, 1996. The primary contributor to the improvement in the Company's working capital position during 1997 was an overall increase in the price the Company received for its oil and gas production. The higher oil and gas prices coupled with the additional production associated with the Company's exploratory and development program enabled the Company to reduce its current liabilities and accumulate higher cash balances.

     Based on the cash flow from the Company's oil and gas properties, management believes that the Company has the financial capability to satisfy its 1997 capital expenditures program while meeting operating needs arising in the ordinary course of business.

CAPITAL EXPENDITURES

     The Company has budgeted capital expenditures totaling $9.7 million for the remainder of 1997. In addition, the Company anticipates that the operator for the High Island Block 195 will propose drilling an additional well for which no costs are currently included in the Company's capital budget. As previously stated, management believes that the cash flow generated from the Company's properties coupled with the available borrowings under the Company's credit facility will be adequate to fund the anticipated capital expenditures for 1997.

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

ITEM 6. (A) EXHIBITS.

          2.1 - Agreement and Plan of Merger dated as of June 19, 1997 among Forcenergy Inc, EDI Acquisition Corporation, Convest Energy Corporation and Edisto Resources Corporation (incorporated by reference from Exhibit 2.1 to the Registrant's Form 8-K dated June 19, 1997.)

          2.2 - Shareholder Agreement dated as of June 19, 1997 among Forcenergy Inc and certain shareholders of Edisto Resources Corporation holding approximately 51% of the outstanding shares of Common Stock of Edisto Resources Corporation (incorporated by reference from Exhibit 2.2 to the Registrant's Form 8-K dated June 19, 1997.)

          (B)  REPORTS ON FORM 8-K

          Form 8-K dated June 19, 1997 describing the execution of a Plan and Agreement of Merger among Convest Energy Corporation, Edisto Resources Corporation, Forcenergy Inc and a Forcenergy subsidiary whereby Convest and Edisto will be merged into Forcenergy.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            CONVEST ENERGY CORPORATION
                                            (Registrant)



                                            By:/S/ STEVEN G. IVES
                                               Steven G. Ives
                                               Vice President - Finance
                                               (Principal Accounting Officer)

Date:  August 14, 1997